Form 10-Q
period 1998-06-30
MASTER GRAPHICS INC
filed 1998-08-14
CIK 1059363

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)

     (X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the quarterly period ended June 30, 1998 or

     ( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the transition period from           to
                                           ----------   ----------

            Commission file number       0-24411
                                    ----------------

                             MASTER GRAPHICS, INC.
                             ---------------------
             (Exact name of registrant as specified in its charter)


          Tennessee                                       62-1694322
      -----------------                               ------------------
    (State or Other Jurisdiction                     (I. R. S. Employer
    of Incorporation or Organization)                Identification No.)


    6075 Poplar Avenue, Suite 401, Memphis, TN               38119
    ------------------------------------------          ----------------
    (Address of principal executive offices)               (Zip Code)


                                 (901) 685-2020
                                 --------------
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes     X      No
                              ---------     ________


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock, $0.001 Par Value,      7,666,664     shares as of July 31,
                                     -------------------
     1998.

INDEX




PART I.    FINANCIAL INFORMATION


Item 1.    Financial Statements                                 Page

           Condensed Consolidated Balance Sheets,
           December 31, 1997 and June 30, 1998................    3

           Condensed Consolidated Statements
           of Operations for the Three Months Ended
           June 30, 1997 and June 30, 1998....................    4

           Condensed Consolidated Statements of
           Operations for the Six Months Ended
           June 30, 1997 and June 30, 1998....................    5

           Condensed Consolidated Statements of
           Cash Flows for the Six Months Ended
           June 30, 1997 and June 30, 1998....................    6

           Notes to Condensed Consolidated
           Financial Statements ..............................    7

Item 2.    Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations......................................   14


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings..................................   18

Item 6.    Exhibits and Reports on Form 8-K...................   18

Signatures....................................................   19

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                     MASTER GRAPHICS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                         December 31,    June 30,
                                                                             1997          1998
                                                                         -------------  -----------
                                       ASSETS                                           (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents...........................................       $ 1,174     $  1,575
   Trade accounts receivable, net......................................        14,989       26,185
   Inventories:
       Raw materials and supplies......................................         1,927        3,146
       Work-in-process.................................................         2,909        4,168
                                                                              -------     --------
         Total inventories.............................................         4,836        7,314
   Deferred income taxes...............................................           161          161
   Other current assets................................................         1,320        1,972
                                                                              -------     --------
      Total current assets.............................................        22,480       37,207

Property, plant and equipment, net.....................................        29,550       52,075
Goodwill, net..........................................................        28,853       40,157
Deferred loan costs, net...............................................         1,396        1,142
Due from shareholder...................................................         3,895            0
Other..................................................................           210        2,383
                                                                              -------     --------
      Total assets.....................................................       $86,384     $132,964
                                                                              =======     ========

                               LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current installments of long-term debt..............................       $ 3,834     $  3,093
   Accounts payable....................................................         5,466        6,963
   Accrued expenses....................................................         6,489        4,448
                                                                              -------     --------
      Total current liabilities........................................        15,789       14,504

Long-term debt, net of current installments............................        65,484       80,024
Deferred income taxes..................................................         2,266        3,447
Other liabilities......................................................         1,065        1,111

Redeemable preferred stock.............................................             0        1,379
Redeemable common stock warrant........................................         3,376            0

Commitments and contingencies

SHAREHOLDERS' EQUITY:
   Common stock ($0.001 par value; 100,000,000 shares authorized;
     4,000,000 shares issued and outstanding at December 31, 1997 and
     7,666,664 shares issued and outstanding at June 30, 1998).........             4            8
   Additional paid-in capital..........................................         3,850       38,861
   Retained deficit....................................................        (5,450)      (6,370)
                                                                              -------     --------
      Total shareholders' equity.......................................        (1,596)      32,499
                                                                              -------     --------
      Total liabilities and shareholders' equity.......................       $86,384     $132,964
                                                                              =======     ========

   The accompanying notes are an integral part of these financial statements.

                     MASTER GRAPHICS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                            Three months ended June 30,
                                                            ---------------------------
                                                                   1997     1998
                                                                   ----     ----
Net revenue....................................................  $3,915    $38,525
Cost of revenue................................................   3,240     28,289
                                                                 ------    -------
   Gross profit................................................     675     10,236
Selling, general and administrative expenses...................   1,134      6,969
                                                                 ------    -------
   Operating income (loss).....................................    (459)     3,267
Other income (expense):
   Interest expense............................................     (97)    (2,746)
   Other, net..................................................     (63)       213
                                                                 ------    -------
     Income (loss) before income taxes and extraordinary loss..    (619)       734
Income tax expense.............................................      36          0
                                                                 ------    -------
   Net earnings (loss) before extraordinary loss...............    (655)       734
Extraordinary loss on extinguishment of debt,
   net of income tax benefit of $1,458.........................       0     (2,098)
                                                                 ------    -------
   Net loss....................................................  $ (655)   $(1,364)
                                                                 ======    =======

Basic earnings per share:
   Net earnings (loss) before extraordinary loss...............  $(0.16)   $  0.14
   Extraordinary loss..........................................    0.00      (0.43)
                                                                 ------    -------
   Net loss....................................................  $(0.16)   $ (0.29)
                                                                 ======    =======

Diluted earnings per share:
   Net earnings (loss) before extraordinary loss...............  $(0.16)   $  0.13
   Extraordinary loss..........................................    0.00      (0.40)
                                                                 ------    -------
   Net loss....................................................  $(0.16)   $ (0.27)
                                                                 ======    =======

   The accompanying notes are an integral part of these financial statements.

                     MASTER GRAPHICS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                            Six months ended June 30,
                                                            -------------------------
                                                                  1997     1998
                                                                  ----     ----
Net revenue....................................................  $7,076   $66,545
Cost of revenue................................................   5,931    48,943
                                                                 ------   -------
   Gross profit................................................   1,145    17,602
Selling, general and administrative expenses...................   1,770    11,834
                                                                 ------   -------
   Operating income (loss).....................................    (625)    5,768
Other income (expense):
   Interest expense............................................    (254)   (4,994)
   Other, net..................................................       0       399
                                                                 ------   -------
     Income (loss) before income taxes and extraordinary loss..    (879)    1,173
Income tax expense (benefit)...................................      25        (4)
                                                                 ------   -------
   Net earnings (loss) before extraordinary loss...............    (904)    1,177
Extraordinary loss on extinguishment of debt,
  net of income tax benefit of $1,458 .........................       0    (2,098)
                                                                 ------   -------
   Net loss....................................................  $ (904)  $  (921)
                                                                 ======   =======

Basic earnings per share:
   Net earnings (loss) before extraordinary loss...............  $(0.23)  $  0.25
   Extraordinary loss..........................................    0.00     (0.47)
                                                                 ------   -------
   Net loss....................................................  $(0.23)  $ (0.22)
                                                                 ======   =======

Diluted earnings per share:
   Net earnings (loss) before extraordinary loss...............  $(0.23)  $  0.24
   Extraordinary loss..........................................    0.00     (0.44)
                                                                 ------   -------
   Net loss....................................................  $(0.23)  $ (0.20)
                                                                 ======   =======

   The accompanying notes are an integral part of these financial statements.

                     MASTER GRAPHICS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                            Six months ended June 30,
                                                                                            -------------------------
                                                                                             1997               1998
                                                                                             ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss................................................................................   $(904)            $   (921)
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization.........................................................     314                2,647
   Extraordinary loss on extinguishment of debt, net of income tax benefit...............       0                2,098
   Changes in operating assets and liabilities, net of effect of business acquisitions:
       Trade accounts receivable.........................................................    (219)              (3,737)
       Inventories.......................................................................    (411)                 436
       Other assets......................................................................    (539)                (199)
       Accounts payable..................................................................     707               (1,301)
       Accrued expenses..................................................................     414               (1,488)
                                                                                         --------             --------
         Net cash provided by (used in) operating activities.............................    (638)              (2,465)
                                                                                         --------             --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Business acquisitions, net of cash acquired............................................. (13,392)             (43,386)
 Purchases of equipment..................................................................  (3,746)                (760)
 Repayment of shareholder note receivable................................................       0                3,895
                                                                                         --------             --------
         Net cash used in investing activities........................................... (17,138)             (40,251)
                                                                                         --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net borrowings (repayments) on lines of credit..........................................    (366)                (305)
 Proceeds from issuance of long-term debt................................................  20,822               45,186
 Net proceeds from initial public offering of stock......................................       0               30,092
 Principal payments on long-term debt....................................................  (1,314)             (31,356)
 Loan costs incurred.....................................................................    (777)                (500)
                                                                                         --------             --------
         Net cash used in financing activities...........................................  18,365               43,117
                                                                                         --------             --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.....................................     589                  401
CASH AND CASH EQUIVALENTS, beginning of period...........................................     (91)               1,174
                                                                                         --------             --------
CASH AND CASH EQUIVALENTS, end of period.................................................    $498             $  1,575
                                                                                         ========             ========

   The accompanying notes are an integral part of these financial statements.

                    MASTER GRAPHICS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998
                                  (Unaudited)



(1)    BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Master Graphics, Inc. and its subsidiaries (collectively "Company") are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto.

In the opinion of the Company, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows of the Company as of the dates and for the periods presented.

Because of the seasonal nature of the Company's business, the results of operations for the periods presented are not necessarily indicative of the results of operations for a full fiscal year.

On May 14, 1998, the Board of Directors of the Company approved a 40,000 to 1 stock split. All references to share and per share amounts in these condensed consolidated financial statements have been retroactively restated to reflect the stock split.

The accompanying unaudited condensed consolidated financial statements of the Company include the results of operations of Master Graphics, Inc. and its subsidiaries, on a consolidated basis. All intercompany balances and transactions have been eliminated in the consolidation.


(2)   EARNINGS PER SHARE

Basic earnings per share are calculated by dividing net earnings less preferred stock dividend and discount accretion by the weighted average number of common shares outstanding. For the three months ended June 30, 1997 and 1998, the basic weighted average shares outstanding were 4,000,000 and 4,841,023, respectively. For the six months ended June 30, 1997 and 1998, the basic weighted average shares outstanding were 4,000,000 and 4,422,835, respectively. Conversion of the preferred stock is not assumed in the diluted earnings per share calculations as the effect is anti-dilutive on an incremental basis. Exercise of employee stock options and certain other warrants are not assumed because their effect would be anti-dilutive using the treasury stock method. For the three months ended June 30, 1997 and 1998, the diluted weighted average shares outstanding were 4,000,000 and 5,184,466, respectively. For the six months ended June 30, 1997 and 1998, the diluted weighted average shares outstanding were 4,000,000 and 4,754,621 respectively.

                    MASTER GRAPHICS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998
                                  (Unaudited)


                                                                                  INCOME        SHARES      PER-SHARE
                         THREE MONTHS ENDED JUNE 30, 1998                       (NUMERATOR)  (DENOMINATOR)   AMOUNT
                         --------------------------------                       -----------  -------------  ---------
Net earnings before extraordinary loss                                          $  734,000
Less:  Redeemable preferred stock dividends                                        (28,000)
Less:  Redeemable preferred stock discount                                         (29,000)
                                                                                ----------

BASIC EARNINGS PER SHARE
Net earnings available to common shareholders                                      677,000      4,841,023      $0.14
                                                                                                         ============

EFFECT OF DILUTIVE SECURITIES
Lender warrants                                                                                   243,443
Deferred compensation contract                                                      15,000        100,000
                                                                                -------------------------

DILUTED EARNINGS PER SHARE
Net earnings available to common shareholders plus assumed conversations        $  692,000      5,184,466      $0.13
                                                                                =====================================



                                                                                  INCOME        SHARES      PER-SHARE
                         SIX MONTHS ENDED JUNE 30, 1998                         (NUMERATOR)  (DENOMINATOR)   AMOUNT
                         ------------------------------                         ----------   ------------   ---------

Net earnings before extraordinary loss                                          $1,177,000
Less:  Redeemable preferred stock dividends                                        (28,000)
Less:  Redeemable preferred stock discount                                         (29,000)
                                                                                ----------

BASIC EARNINGS PER SHARE
Net earnings available to common shareholders                                    1,120,000      4,422,835      $0.25
                                                                                                         ============

EFFECT OF DILUTIVE SECURITIES
Lender warrants                                                                                   231,786
Deferred compensation contract                                                      30,000        100,000
                                                                                -------------------------

DILUTED EARNINGS PER SHARE
Net earnings available to common shareholders plus assumed conversations        $1,150,000      4,754,621      $0.24
                                                                                =====================================

                    MASTER GRAPHICS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                 JUNE 30, 1998
                                  (Unaudited)



(3)  ACQUISITIONS AND FINANCINGS

In March 1998, the Company acquired all of the outstanding common stock of Harperprints, Inc., Hederman Brothers, Inc., and Phillips Litho Co., Inc. All of these businesses are engaged in commercial printing. These acquisitions were paid for with a combination of cash ($14.2 million), notes given to the sellers ($2.2 million) and warrants to acquire common stock (valued at $.3 million). These acquisitions have been accounted for by the purchase method and, accordingly, the results of operations of these acquirees have been included in the Company's 1998 condensed consolidated financial statements from their respective acquisition dates. The excess of the purchase prices over the fair value of the net identifiable assets acquired is approximately $10 million, which has been recorded as goodwill and is being amortized on a straight-line basis over 40 years.

In May, 1998, the Company acquired all of the outstanding common stock of McQuiddy Printing Company, Inc., a general commercial printer. The acquisition was paid for with a combination of cash ($5 million), sellers' notes ($1.5 million) and warrants to acquire common stock (valued at $61,000). The acquisition has been accounted for by the purchase method and, accordingly, the results of its operations have been included in the Company's 1998 consolidated financial statements from the date of acquisition. There was no goodwill recognized from this acquisition.

The following unaudited pro forma financial information presents the combined results of operations of the Company and the acquired businesses, as if the acquisitions had occurred at the beginning of the period presented. Effect has been given to certain adjustments, including amortization of goodwill, adjusted depreciation expense and increased interest expense on debt related to the acquisitions. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and the acquired businesses constituted a single entity during such periods.

                                                           Six months ended June 30,
                                                          --------------------------
                                                              1997         1998
                                                             -----         -----
                                                          (unaudited)   (unaudited)
Net revenue                                               $74,614,000   $78,534,000
                                                          ===========   ===========
Net loss before extraordinary loss                         (2,426,000)       (5,000)
                                                          ===========   ===========
Net loss                                                   (2,426,000)   (2,102,000)
                                                          ===========   ===========

Basic loss per share before extraordinary loss                  (0.61)        (0.01)
                                                          ===========   ===========
Basic loss per share                                            (0.61)        (0.48)
                                                          ===========   ===========

Diluted loss per share before extraordinary loss                (0.61)        (0.01)
                                                          ===========   ===========
Diluted loss per share                                    $     (0.61)  $     (0.48)
                                                          ===========   ===========


                    MASTER GRAPHICS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                 JUNE 30, 1998
                                  (Unaudited)



The cash portion of the Hederman acquisition was funded by a $5.9 million draw on the Company's acquisition line under its Amended and Restated Credit Agreement with its Senior Lender. In conjunction with this financing, the Company agreed to certain modifications to the Credit Agreement, including an increase in the amortization of the Term Loan-B from $25,000 to $50,000. The modifications also affected the Company's Credit Agreement covenants, including its financial ratio requirements.

The cash portion of the Phillips acquisition was financed by a $15 million term note from the Company's Senior Lender. The loan is to be repaid in 19 quarterly installments of $12,500, beginning in July 1998, and a twentieth and final installment, in March 2003, of the remaining balance. Interest, which is payable monthly, is at 12%. The Senior Lender may, at its option, convert the rate to a floating rate at 3.5% over prime. The term loan requires mandatory prepayment based on 75% of annual excess cash flows, as defined; voluntary prepayments will incur prepayment penalties on a declining scale during the first three years of the loan. In consideration for the loan, the Company agreed to pay the Senior Lender an origination fee of $500,000 and an advisory fee of $1,500,000 which was paid in conjunction with the initial public offering.

The cash portion of the Harperprints acquisition was financed by a $10 million term loan from its Senior Lender. The loan is to be repaid in 19 quarterly installments of $12,500, beginning in July 1998, and a twentieth and final installment, in March 2003, of the remaining balance. Interest, which is payable monthly, is at 12%. The Senior Lender may, at its option, convert the rate to a floating rate at 3.5% over prime. The term loan requires mandatory prepayment based on 75% of annual excess cash flows, as defined; voluntary prepayments will incur prepayment penalties on a declining scale during the first three years of the loan, except in certain cases including prepayments from the proceeds of an initial public offering. In consideration for the loan, the Company issued a warrant to the Senior Lender, which allows the Senior Lender to acquire a number of shares of common stock equivalent to $2.2 million divided by the initial public offering price of the common stock ($10.00). The warrant has an exercise price of $100.00.

The cash portion of the McQuiddy acquisition was funded by an advance of $7.9 million from the Company's acquisition line under its Amended and Restated Credit Agreement with its Senior Lender as well as a $1.1 million draw on its revolving line of credit from its Revolver Credit Lender. The draw under the acquisition line will be repayable at March, 2003.

                    MASTER GRAPHICS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                 JUNE 30, 1998
                                  (Unaudited)



The Company and its Senior Lender also effectively entered into an exchange in March, 1998, whereby the Company issued 177,776 shares of its newly created Series A Cumulative Convertible Preferred Stock, par value $0.001 ("Series A Preferred Stock") in exchange for the Senior Lender's warrant to purchase a 4% interest in the Company's outstanding common stock. The Series A Preferred Stock carries an annual dividend rate of 5% of its liquidation value ($12.8125 per share); dividends are payable quarterly and accrued. The Series A Preferred Stock is convertible into common stock at the holder's option at a ratio of 1 share of common stock per each share of Series A Preferred Stock. The Series A Preferred Stock is redeemable by the holder at the end of seven years, if the Sirrom note has been repaid, at a price effectively equal to the greater of its liquidation value or the fair value of the underlying common stock on an as-if converted basis. The preferred stock has been classified out of stockholder's equity because of certain holder put features which are out of the control of the Company. The preferred stock was initially recorded at its fair value at the date of issuance (approximately $1.35 million) and will subsequently be accreted to its mandatory redemption value.

In June 1998, the Company completed an initial public offering of 3,400,000 shares ($.001 par value; 100,000,000 shares authorized) of common stock at $10.00 per share. In addition, another 200,000 shares were offered by a selling shareholder of the Company. Proceeds of the initial public offering were used to repay indebtedness owed to the selling shareholder, to repay a portion of the indebtedness owed to its Senior Lender and to pay acquisition advisory fees deferred until the completion of the offering. The repayment of indebtedness totaled $29.5 million and includes the $10 million Harperprints term loan, the $15 million Phillips Litho term loan, and the $4.3 million Sirrom loan. The write-off of the related deferred loan costs ($.6 million) and unamortized debt discounts ($3.0 million) has been recorded as a $2.1 million extraordinary expense, net of tax of $1.5 million.


(4)  LENDER WARRANTS

In connection with the obtaining of the Harperprints acquisition financing, the Company issued to its Senior Lender a warrant to acquire common stock. The warrant expires, if unexercised, on September 26, 2007. The Senior Lender was granted demand and piggyback restriction rights. The Company has the option to call the warrant under certain conditions, including the passage of five years, at a price equal to the warrant's current market value at that date. This instrument was recorded at its fair value at the date of issuance as additional paid-in capital in the accompanying consolidated balance sheet. The initial fair market value of the lender's warrant was netted against the related debt and was being amortized as a component of interest expense over the life of the debt. As discussed above in note 3, the remaining unamortized discount was written off upon the extinguishment of the debt.

                    MASTER GRAPHICS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                 JUNE 30, 1998
                                  (Unaudited)


In April 1998, the common stock warrant issued to Sirrom Capital Corporation ("Sirrom") was exercised and 266,664 shares of common stock were issued. At the time of the exercise, the carrying value of the Sirrom warrant was reclassified to additional paid-in capital.


(5)   LONG-TERM DEBT

The following is a summary of the Company's long-term debt instruments (in thousands) as of:

                                                                DECEMBER 31,  JUNE 30,
                                                                    1997        1998
                                                                 ---------  ---------
                                                                             (unaudited)

Term loans, net of discount ..................................       $46,905   $59,174
Sirrom note ..................................................         3,454         0
Seller notes .................................................        12,200    16,788
Line of credit ...............................................           570       265
Other ........................................................         6,189     6,890
                                                                     -------   -------
                                                                      69,318    83,117
Less current installments ....................................         3,834     3,093
                                                                     -------   -------
Long-term debt, net ..........................................       $65,484   $80,024
                                                                     =======   =======

(6)  PROPERTY, PLANT AND EQUIPMENT

The following is a summary of the Company's property, plant and equipment (in thousands) as of:

                                                                DECEMBER 31,  JUNE 30,
                                                                   1997         1998
                                                                 ---------    --------
                                                                            (unaudited)
Land .........................................................    $   176     $   376
Buildings ....................................................      1,385       3,784
Leasehold improvements .......................................        991       1,020
Machinery and equipment ......................................     29,508      49,990
Furniture and fixtures .......................................      2,275       3,072
Vehicles .....................................................        703       1,123
                                                                  -------     -------
                                                                   35,038      59,365
Less accumulated depreciation ................................      5,488       7,290
                                                                  -------     -------
                                                                  $29,550     $52,075
                                                                  =======     =======


                    MASTER GRAPHICS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                 JUNE 30, 1998
                                  (Unaudited)



(7)  RELATED PARTY TRANSACTIONS

In June 1998, the sole shareholder prior to the Company's initial public offering repaid a promissory note of $2.8 million, a note payable of $950,000 and accrued interest on the obligations.

(8)  INCOME TAXES

The deferred tax asset valuation allowance has been reduced by approximately $500,000 during the six months ended June 30, 1998. Management has concluded that it is more likely than not that a portion of the previously reserved deferred tax asset will be realized based on consideration of current levels of taxable operating income and projections of future taxable income.

(9)  SUBSEQUENT EVENTS

On August 5, 1998, the Company announced it had signed a Letter of Intent to purchase Golden Rule Printing of Huntsville, Alabama. The acquisition is expected to close in late August and will be completed using a combination of cash from its acquisition line of credit and Company stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


THE QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. READERS ARE CAUTIONED THAT SUCH INFORMATION INVOLVES KNOWN AND UNKNOWN UNCERTAINTIES, INCLUDING THOSE CREATED BY GENERAL MARKET CONDITIONS, COMPETITION AND THE POSSIBILITY THAT EVENTS MAY OCCUR WHICH LIMIT THE ABILITY OF THE COMPANY TO MAINTAIN OR IMPROVE ITS OPERATING RESULTS OR EXECUTE ITS GROWTH STRATEGY OF ACQUIRING ADDITIONAL BUSINESSES. ALTHOUGH THE COMPANY BELIEVES THAT THE ASSUMPTIONS UNDERLYING THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, ANY OF THE ASSUMPTIONS COULD BE INACCURATE, AND THERE CAN THEREFORE BE NO ASSURANCE THAT THE FORWARD-LOOKING STATEMENTS INCLUDED HEREIN WILL PROVE TO BE ACCURATE. THE INCLUSION OF SUCH INFORMATION SHOULD NOT BE REGARDED AS A REPRESENTATION BY THE COMPANY OR ANY OTHER PERSON THAT THE OBJECTIVES AND PLANS OF THE COMPANY WILL BE ACHIEVED.

GENERAL

Master Graphics, Inc. ("MAGR" or the "Company") is a rapidly growing provider of general commercial printing services to customers throughout the United States. Since June 1997, the Company has acquired 10 high quality, market leading, general commercial printing companies which, along with the predecessor company, B&M Printing, operate as separate divisions of the Company. The Company's divisions have an average operating history in excess of 50 years, established customer relationships and strong reputations for customer service, responsiveness and quality. The Company's acquisition and operating strategies are focused on continued selective acquisitions and internal growth.

The Company provides service in all areas of general commercial printing including prepress, printing and postpress services. Products include annual reports, direct mail pieces, sales literature, point of purchase materials, market letters, newsletters, training manuals, product brochures, catalogs and university recruiting materials for customers such as FedEx, IBM, Provident Life, W. W. Grainger, Turner Broadcasting and G.D. Searle.

CONSOLIDATED RESULTS OF OPERATIONS

The following table sets forth certain unaudited consolidated financial data for the periods indicated (dollars in millions) and such results as a percentage of revenue.


                                                                     THREE MONTHS ENDED
                                                                           June 30,
                                                               --------------------------------
                                                                   1997               1998
                                                               --------------   ---------------
Revenue......................................................  $3.9    100.0%   $ 38.5   100.0%
Gross profit.................................................    .7     17.9      10.2    26.5
Selling, general and administrative
         expenses............................................   1.1     28.2       7.0    18.2
Operating income (loss)......................................   (.5)   (12.8)      3.3     8.6
Interest expense.............................................    .1      2.6       2.7     7.0
Net earnings (loss) before extraordinary
         loss................................................   (.7)   (17.9)       .7     1.8
Extraordinary loss...........................................    --       --      (2.1)   (5.5)
Net earnings (loss)..........................................  $(.7)   (17.9)%  $ (1.4)   (3.6)%

Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997

     Revenue. Revenue increased approximately 887% from $3.9 million for the three months ended June 30, 1997 to $38.5 for the three months ended June 30, 1998. Revenue growth was attributable primarily to the implementation of the Company's acquisition strategy; six acquisitions took place during the last three quarters of 1997, three acquisitions occurred in the first quarter of 1998 with one acquisition being completed in the second quarter of 1998.

     Gross Profit. Gross profit increased approximately 1,357% from $0.7 million for the three months ended June 30, 1997 to $10.2 million for the three months ended June 30, 1998. The increase in gross profit was attributable primarily to the implementation of the Company's acquisition strategy. Gross profit as a percentage of sales increased to 26.5% for the three months ended June 30, 1998, from 17.9% in the corresponding period of the prior year. This improvement is attributable to the mix of operating divisions acquired, a decrease in labor and lease costs related to the sale by the B&M Printing division of a web press whose utilization has been absorbed by the other divisions, and cost savings generated by the Company's improved purchasing leverage.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased approximately 536% from $1.1 million for the three months ended June 30, 1997 to $7.0 million for the three months ended June 30, 1998. Selling expenses increased with increasing revenue mentioned above and general and administrative expenses increased in conjunction with the Company's acquisition strategy and an increase in corporate level expenses incurred in preparation for the Company's public stock offering.

     Interest Expense.    Interest expense increased approximately 2,600% from
$0.1 million for the three months ended June 30, 1997 to $2.7 million for the three months ended June 30, 1998. A substantial portion of the purchase price for each of the Company's acquisitions was financed with debt. Accordingly, the increase in interest expense is primarily attributable to the Company's acquisition program and related financing activities.

     Extraordinary Loss. The Company incurred an extraordinary loss of approximately $2.1 million (net of tax benefit of $1.5 million). Related to the write-off of deferred financing costs and unamortized debt discounts resulting from the repayment of certain indebtedness in connection with the Company's initial public offering.


                                                                       SIX MONTHS ENDED
                                                                           June 30,
                                                               --------------------------------
                                                                   1997               1998
                                                               --------------   ---------------
Revenue......................................................  $7.1    100.0%    $66.5   100.0%
Gross profit.................................................   1.1     15.5      17.6    26.5
Selling, general and administrative
         expenses............................................   1.8     25.4      11.8    17.7
Operating income (loss)......................................   (.6)    (8.5)      5.8     8.7
Interest expense.............................................    .3      4.2       5.0     7.5
Net earnings (loss) before extraordinary
         loss................................................   (.9)   (12.7)      1.2     1.8
Extraordinary loss...........................................    --       --      (2.1)   (3.2)
Net earnings (loss)..........................................  $(.9)   (12.7)%     (.9)   (1.4)%

Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

          Revenue. Revenue increased approximately 837% from $7.1 million for the six months ended June 30, 1997 to $66.5 for the six months ended June 30, 1998. Revenue growth was attributable primarily to the implementation of the Company's acquisition strategy; six acquisitions took place during the last three quarters of 1997, three acquisitions occurred in the first quarter of 1998 with one acquisition being completed in the second quarter of 1998.

          Gross Profit. Gross profit increased approximately 1,500% from $1.1 million for the six months ended June 30, 1997 to $17.6 million for the six months ended June 30, 1998. The increase in gross profit was attributable primarily to the implementation of the Company's acquisition strategy. Gross profit as a percentage of sales increased to 26.5% for the six months ended June 30, 1998, from 15.5% in the corresponding period of the prior year. This improvement is attributable to the mix of operating divisions acquired, a decrease in labor and lease costs related to the sale by the B&M Printing division of a web press whose utilization has been absorbed by the other divisions, and cost savings generated by the Company's improved purchasing leverage.

          Selling, General and Administrative Expenses. Selling, general and administrative expenses increased approximately 555% from $1.8 million for the six months ended June 30, 1997 to $11.8 million for the six months ended June 30, 1998. Selling expenses increased with increasing revenue mentioned above and general and administrative expenses increased in conjunction with the Company's acquisition strategy and an increase in corporate level expenses incurred in preparation for the Company's public stock offering.

          Interest Expense.    Interest expense increased approximately 1,567%
from $0.3 million for the six months ended June 30, 1997 to $5.0 million for the six months ended June 30, 1998. A substantial portion of the purchase price for each of the Company's acquisitions was financed with debt. Accordingly, the increase in interest expense is primarily attributable to the Company's acquisition program and related financing activities.

          Extraordinary Loss. The Company incurred an extraordinary loss of approximately $2.1 million (net of tax benefit of $1.5 million) related to the write-off of deferred financing costs and unamortized debt discounts resulting from the repayment of certain indebtedness in connection with the Company's initial public offering.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary cash requirements are for capital expenditures and acquisitions. Historically, the Company has financed its operations and equipment purchases with cash flow from operations, capital leases and secured loans through commercial banks or other institutional lenders and credit lines from commercial banks. The Company has financed its acquisitions primarily with funds from its senior term lender as well as subordinated notes payable to former owners of the acquired companies. Working capital on June 30, 1998 was $22.7 million, an increase of $16 million from December 31, 1997.

To date, the Company's largest source of capital has been from its $60 million Senior Credit Facility which originally closed in June 1997, and has periodically been increased to provide for the funding of acquisitions completed since that time. As of June 30, 1998, $60 million was outstanding under the facility. Of the outstanding borrowings, (i) $25 million is owed pursuant to a term note due in March 2003, payable in quarterly installments of $937,500, plus interest payable monthly at a floating rate equal to the London Interbank Offered Rate ("LIBOR") plus 2.50%; and (ii) $35 million is owed pursuant to a term note due in March 2003, payable in quarterly installments of $50,000, plus interest payable monthly at a floating rate equal to the LIBOR plus 3.00%. The Company is subject to certain covenants and restrictions and must meet certain financial tests as defined in the senior term credit agreement. The Company has a commitment from its senior term lender to increase its facility to $90 million to provide capital for acquisitions.

The Company also may borrow under its revolving credit facility with a commercial bank, which is a $7.5 million working capital line of credit. Borrowings under the line of credit facility are limited by a borrowing base formula. As of June 30, 1998, the Company had $.3 million outstanding under the revolving credit facility. The Company has a commitment with another lender to increase its revolving credit facility to $15 million and allow for acquisitions under the line.

The Company expects to make additional capital expenditures and acquisitions in fiscal 1998 using cash flow from operations and borrowings from its various credit facilities. The Company currently has a nonbinding letter of intent to acquire Golden Rule Printing in Huntsville, Alabama. There can be no assurance that the Company will be able to acquire additional businesses on acceptable terms in the future. In addition, there can be no assurance that the Company will be able to establish, maintain or increase the profitability of any acquired business.

The Company anticipates that its cash flow from operating activities will provide cash adequate to finance its normal working capital needs, debt service requirements and planned capital expenditures for property and equipment.
Master Graphics, Inc. is dependent upon the cash flow of and the transfer of funds from its subsidiary, Premier Graphics, which, under its various credit facilities, is subject to restrictions on its ability to pay dividends to Master Graphics, Inc.

The Company believes its exposure to Year 2000 issues is limited to the purchase of computer hardware, and to a lesser extent, software, at certain locations. The Company anticipates that the cost of such computer hardware will be approximately $525,000. Based on the Company's internal investigations, it does not believe Year 2000 issues will have a material adverse effect on the Company's business, financial condition and results of operations.

                          PART II - OTHER INFORMATION


ITEM 1  LEGAL PROCEEDINGS

From time to time, the Company may be involved in litigation relating to claims arising in the normal course of business. The Company maintains insurance coverage in amounts deemed adequate to cover potential claims. Current litigation involving the Company is not considered significant by management to the Company's financial position or operating results. While the outcome of lawsuits or other proceedings against the Company cannot be predicted with certainty, the Company believes the outcomes of any of these matters will not have a material effect on operating results or financial position.



ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

           (A)  EXHIBITS

     11.1  Statement regarding computation of Per Share Earnings
     27.1  Financial Data Schedule (for SEC use only)

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, Master Graphics, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   MASTER GRAPHICS, INC.



                              By:  /s/ Lance T. Fair
                                   ---------------------------------------------
                                   Lance T. Fair
                                   Sr. Vice President - Acquisitions
                                   Chief Financial Officer

                                   Date:  August 14, 1998


                              By:  /s/ P. Melvin Henson, Jr.
                                   ---------------------------------------------
                                   P. Melvin Henson, Jr.
                                   Sr. Vice President - Finance & Administration Chief Accounting Officer

                                   Date: August 14, 1998