Form 10-Q
period 1998-09-30
MASTER GRAPHICS INC
filed 1998-11-16
CIK 1059363

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)

     (X)     Quarterly report pursuant to Section 13 or 15(d) of the
     ---
             Securities Exchange Act of 1934

             For the quarterly period ended September 30, 1998 or

     (X) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                          Yes     X      No
                              ---------     ----------


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock, $0.001 Par Value,      7,879,997     shares as of
                                     -------------------
September 30, 1998.

INDEX




PART I.    FINANCIAL INFORMATION


Item 1.    Financial Statements                        Page

           Condensed Consolidated Balance Sheets,
           December 31, 1997 and September 30, 1998.......3

           Condensed Consolidated Statements
           of Operations for the Three Months Ended
           September 30, 1997 and September 30, 1998......4

           Condensed Consolidated Statements of
           Operations for the Nine Months Ended
           September 30, 1997 and September 30, 1998......5

           Condensed Consolidated Statements of
           Cash Flows for the Nine Months Ended
           September 30, 1997 and September 30, 1998......6

           Notes to Condensed Consolidated
           Financial Statements...........................7

Item 2.    Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations.................................14

PART II.   OTHER INFORMATION

Item 2.    Legal Proceedings.............................18


Item 6.    Exhibits and Reports on Form 8-K..............18

Signatures ..............................................19

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                     MASTER GRAPHICS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                         December 31,   September 30,
                                                                             1997            1998
                                                                         -------------  --------------
                                ASSETS                                                   (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents...........................................       $ 1,174        $      0
   Trade accounts receivable, net......................................        14,989          37,188
   Inventories:
       Raw materials and supplies......................................         1,927           3,348
       Work-in-process.................................................         2,909           6,027
                                                                              -------        --------
         Total inventories.............................................         4,836           9,375
   Deferred income taxes...............................................           161             162
   Other current assets................................................         1,320           2,498
                                                                              -------        --------
      Total current assets.............................................        22,480          49,223

Property, plant and equipment, net.....................................        29,550          71,494
Goodwill, net..........................................................        28,853          53,765
Deferred loan costs, net...............................................         1,396           1,073
Due from shareholder...................................................         3,895               0
Other..................................................................           210           1,070
                                                                              -------        --------
      Total assets.....................................................       $86,384        $176,625
                                                                              =======        ========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current installments of long-term debt..............................       $ 3,834        $  6,768
   Accounts payable....................................................         5,466           8,793
   Accrued expenses....................................................         6,489           6,628
                                                                              -------        --------
      Total current liabilities........................................        15,789          22,189

Long-term debt, net of current installments............................        65,484         112,703
Deferred income taxes..................................................         2,266           3,541
Other liabilities......................................................         1,065           1,153

Redeemable preferred stock.............................................             0           1,408
Redeemable common stock warrant........................................         3,376               0

Commitments and contingencies

SHAREHOLDERS' EQUITY:
   Common stock ($0.001 par value; 100,000,000 shares authorized;
     4,000,000 shares issued and outstanding at December 31, 1997 and
     7,879,997 shares issued and outstanding at September 30, 1998)....             4               8
   Additional paid-in capital..........................................         3,850          40,164
   Retained earnings (deficit).........................................        (5,450)         (4,541)
                                                                              -------        --------
      Total shareholders' equity.......................................        (1,596)         35,631
                                                                              -------        --------
      Total liabilities and shareholders' equity.......................       $86,384        $176,625
                                                                              =======        ========

  The accompanying notes are an integral part of these financial statements.

                     MASTER GRAPHICS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                            Three months ended September 30,
                                                            -------------------------------
                                                                   1997          1998
                                                                   ----          ----

Net revenue..............................................         $12,607       $43,390
Cost of revenue..........................................           9,792        32,240
                                                                  -------       -------
   Gross profit..........................................           2,815        11,150
Selling, general and administrative expenses.............           1,864         7,265
                                                                  -------       -------
   Operating income......................................             951         3,885
Other income (expense):
   Interest expense......................................            (813)       (2,132)
   Other, net............................................            (366)          133
                                                                  -------       -------
     Income (loss) before income taxes...................            (228)        1,886
Income tax expense.......................................               0             0
                                                                  -------       -------
   Net earnings (loss)...................................         $  (228)      $ 1,886
                                                                  =======       =======

Basic earnings per share:
   Net earnings (loss)...................................         $ (0.06)      $  0.24
                                                                  =======       =======

Diluted earnings per share:
   Net earnings (loss)...................................         $ (0.06)      $  0.23
                                                                  =======       =======

   The accompanying notes are an integral part of these financial statements.

                     MASTER GRAPHICS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                               Nine months ended September 30,
                                                              -------------------------------
                                                                   1997             1998
                                                                   ----             ----
Net revenue....................................................  $19,683           $109,935
Cost of revenue................................................   15,723             81,183
                                                                 -------           --------
   Gross profit................................................    3,960             28,752
Selling, general and administrative expenses...................    3,634             19,099
                                                                 -------           --------
   Operating income............................................      326              9,653
Other income (expense):
   Interest expense............................................   (1,067)            (7,126)
   Other, net..................................................     (366)               532
                                                                 -------           --------
     Income (loss) before income taxes and extraordinary loss..   (1,107)             3,059
Income tax expense (benefit)...................................       25                 (4)
                                                                 -------            -------
   Net earnings (loss) before extraordinary loss...............   (1,132)             3,063
Extraordinary loss on extinguishment of debt,
  net of income tax benefit of $1,458 .........................        0             (2,098)
                                                                 -------           --------
   Net earnings (loss).........................................  $(1,132)          $    965
                                                                 =======           ========

Basic earnings per share:
   Net earnings (loss) before extraordinary loss...............  $ (0.28)          $   0.53
   Extraordinary loss..........................................     0.00              (0.38)
                                                                 -------           --------
   Net earnings (loss).........................................  $ (0.28)          $   0.15
                                                                 =======           ========

Diluted earnings per share:
   Net earnings (loss) before extraordinary loss...............  $ (0.28)          $   0.50
   Extraordinary loss..........................................     0.00              (0.35)
                                                                 -------           --------
   Net earnings (loss).........................................  $ (0.28)          $   0.15
                                                                 =======           ========

   The accompanying notes are an integral part of these financial statements.

                     MASTER GRAPHICS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                              Nine months ended September 30,
                                                                                             ---------------------------------
                                                                                                   1997             1998
                                                                                             ----------------  ---------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss).....................................................................        $ (1,132)        $    965
  Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization.........................................................              926            4,334
   Extraordinary loss on extinguishment of debt, net of income tax benefit...............                0            2,098
   Changes in operating assets and liabilities, net of effect of business acquisitions:
       Trade accounts receivable.........................................................             (916)          (7,390)
       Inventories.......................................................................             (192)           1,418
       Other assets......................................................................             (644)            (544)
       Accounts payable..................................................................              651           (2,156)
       Accrued expenses..................................................................              585             (649)
                                                                                                  --------         --------
         Net cash used in operating activities...........................................             (722)          (1,924)
                                                                                                  --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Business acquisitions, net of cash acquired.............................................          (28,329)         (83,059)
 Purchases of equipment..................................................................           (4,533)            (867)
 Repayment of shareholder note receivable................................................                0            3,895
                                                                                                  --------         --------
         Net cash used in investing activities...........................................          (32,862)         (80,031)
                                                                                                  --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net borrowings (repayments) on lines of credit..........................................             (111)           5,301
 Proceeds from issuance of long-term debt................................................           36,249           76,316
 Net proceeds from initial public offering of stock......................................                0           30,087
 Issuance of common stock to finance acquisitions........................................                0            1,280
 Principal payments on long-term debt....................................................           (1,973)         (31,453)
 Loan costs incurred.....................................................................             (777)            (750)
                                                                                                  --------         --------
         Net cash provided by financing activities.......................................           33,388           80,781
                                                                                                  --------         --------

NET DECREASE IN CASH AND CASH EQUIVALENTS................................................             (196)          (1,174)
CASH AND CASH EQUIVALENTS, beginning of period...........................................              (91)           1,174
                                                                                                  --------         --------
CASH AND CASH EQUIVALENTS, end of period.................................................         $   (287)        $      0
                                                                                                  ========         ========

  The accompanying notes are an integral part of these financial statements.

                     MASTER GRAPHICS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                  (Unaudited)



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

Effective January 1, 1998, the Company changed its fiscal year-end to December
31. Prior to 1998, the Company's fiscal year ended on June 30. Comparative nine-month financial information for 1997 contained herein have been restated on a December 31 year-end basis.

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


(2)  EARNINGS PER SHARE

Basic earnings per share are calculated by dividing net earnings less preferred stock dividend and discount accretion by the weighted average number of common shares outstanding. For the three months September 30, 1997 and 1998, the basic weighted average shares outstanding were 4,000,000 and 7,736,229, respectively. For the nine months ended September 30, 1997 and 1998, the basic weighted average shares outstanding were 4,000,000 and 5,540,413, respectively. Conversion of the preferred stock is not assumed in the diluted earnings per share calculations as the effect is anti-dilutive on an incremental basis. Exercise of employee stock options and seller warrants are not assumed because their effect would be anti-dilutive using the treasury stock method. For the three months ended September 30, 1997 and 1998, the diluted weighted average shares outstanding were 4,278,258 and 8,056,229, respectively. For the nine months ended September 30, 1997 and 1998, the diluted weighted average shares outstanding were 4,093,772 and 5,919,162 respectively.

                     MASTER GRAPHICS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                  (Unaudited)

                                                                                  INCOME        SHARES      PER-SHARE
                    THREE MONTHS ENDED SEPTEMBER 30, 1998                       (NUMERATOR)  (DENOMINATOR)   AMOUNT
                    -------------------------------------                       -----------  -------------  ---------
Net earnings before extraordinary loss                                          $1,885,519
Less:  Redeemable preferred stock dividends                                        (28,000)
Less:  Redeemable preferred stock discount                                         (28,969)
                                                                                ----------

BASIC EARNINGS PER SHARE
Income available to common shareholders                                          1,828,550      7,736,229       $0.24
                                                                                                           ==========

EFFECT OF DILUTIVE SECURITIES
Lender Warrants                                                                                   220,000
Deferred compensation contract                                                      15,675        100,000
                                                                                -------------------------

DILUTED EARNINGS PER SHARE
Net earnings available to common shareholders plus assumed conversions          $1,844,225      8,056,229       $0.23
                                                                                =====================================



                                                                                  INCOME        SHARES      PER-SHARE
                NINE MONTHS ENDED SEPTEMBER 30, 1998                            (NUMERATOR)  (DENOMINATOR)   AMOUNT
                ------------------------------------                            ----------   ------------   ---------

Net earnings before extraordinary loss                                          $3,062,403
Less:  Redeemable preferred stock dividends                                        (56,000)
Less:  Redeemable preferred stock discount                                         (57,938)
                                                                                ----------

BASIC EARNINGS PER SHARE
Income available to common shareholders                                          2,948,465      5,540,413       $0.53
                                                                                                           ==========

EFFECT OF DILUTIVE SECURITIES
Lender Warrants                                                                                   278,749
Deferred compensation contract                                                      31,350        100,000
                                                                                -------------------------

DILUTED EARNINGS PER SHARE
Income available to common shareholders plus assumed conversions                $2,979,815      5,919,162       $0.50
                                                                                =====================================

                     MASTER GRAPHICS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
                               SEPTEMBER 30, 1998
                                  (Unaudited)



(3)  ACQUISITIONS AND FINANCINGS

In March 1998, the Company acquired all of the outstanding common stock of Harperprints, Inc., Hederman Brothers, Inc., and Phillips Litho Co., Inc. All of these businesses are engaged in commercial printing. These acquisitions were paid for with a combination of cash ($14.2 million), sellers notes ($2.3 million) and warrants to acquire common stock (valued at $.3 million). These acquisitions have been accounted for by the purchase method and, accordingly, the results of operations of Harperprints, Hederman, and Phillips have been included in the Company's 1998 consolidated financial statements from their respective acquisition dates. The excess of the purchase prices over the fair value of the net identifiable assets acquired is approximately $10 million, which has been recorded as goodwill and is being amortized on a straight-line basis over 40 years.

In May 1998, the Company acquired all of the outstanding common stock of McQuiddy Printing Company, Inc., a general commercial printer. The acquisition was paid for with a combination of cash ($5 million), sellers' notes ($1.5 million) and warrants to acquire common stock (valued at $61,000). The acquisition has been accounted for by the purchase method and, accordingly, the results of its operations have been included in the Company's 1998 consolidated financial statements from the date of acquisition. There was no goodwill recognized from this acquisition.

In August 1998, the Company acquired all of the outstanding common stock of Rainbow Group, Inc. (dba "Golden Rule Printing"), a general commercial printer along with certain operating assets owned by a related entity. The acquisition was paid for with a combination of cash ($4.1 million) and common stock ($1.28 million). The acquisition has been accounted for by the purchase method, and, accordingly, the results of its operations have been included in the Company's 1998 consolidated financial statements from the date of acquisition. The excess of the purchase price over the fair value of the net identifiable assets acquired is approximately $5 million, which has been recorded as goodwill and is being amortized on a straight-line basis over 40 years.

In September 1998, the Company acquired all of the outstanding common stock of David A. Harding Enterprises, Inc. (dba. "The Printing Company") and Stephenson, Incorporated. Both of these businesses are engaged in commercial printing. These acquisitions were paid for with cash ($13.7 million). These acquisitions have been accounted for by the purchase method, and, accordingly, the results of operations of the Printing Company and Stephenson have been included in the Company's 1998 consolidated financial statements from their respective acquisition dates. The excess of the purchase prices over the fair value of the net identifiable assets acquired is approximately $6.5 million, which has been recorded as goodwill and is being amortized on a straight-line basis over 40 years.

The following unaudited pro forma financial information presents the combined results of operations of the Company and the acquired businesses, as if the acquisitions had occurred at the beginning of the period presented. Pro forma amounts for 1997 also include the effects of the 1997 acquisitions not described above. Effect has been given to certain adjustments, including amortization of goodwill, adjusted depreciation expense and increased interest expense on debt related to the acquisitions. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the company and the acquired businesses constituted a single entity during such periods.

                                                                       Nine months ended September 30,
                                                                       -------------------------------
                                                                            1997              1998
                                                                            ----              ----
Net revenue                                                                $147,979,000  $155,935,000
                                                                           ============  ============
Net earnings before extraordinary loss                                        1,260,000     1,675,000
                                                                           ============  ============
Net earnings (loss)                                                           1,260,000      (423,000)
                                                                           ============  ============

Basic earnings per share before extraordinary loss                                 0.32          0.30
                                                                           ============  ============
Basic earnings (loss) per share                                                    0.32         (0.08)
                                                                           ============  ============
Diluted earnings per share before extraordinary loss                               0.31          0.28
                                                                           ============  ============
Diluted earnings (loss) per share                                              $   0.31        $(0.07)
                                                                           ============  ============

                     MASTER GRAPHICS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
                               SEPTEMBER 30, 1998
                                  (Unaudited)



The cash portion of the Hederman and McQuiddy acquisitions were funded by draws of $5.9 million and $7.9 million, respectively, on the Company's acquisition line of credit under its Amended and Restated Credit Agreement, as well as a $1.1 million draw under the Company's revolving line of credit. The cash portions of the Phillips and Harperprints acquisitions were funded by two separate $15 million and $10 million term loans, both of which were repaid with proceeds from the Company's initial public offering of common stock.

In August 1998, the Company entered into a 2nd Amended and Restated Credit Agreement (the "Credit Agreement") whereby the $60 million outstanding was restructured with quarterly principal payments ranging from $1.12 million in the first year to $1.68 million in year five with the entire balance due in August 2003. In addition, the Credit Agreement has a $30 million acquisition line of credit. The interest rate varies from LIBOR plus 2.5% to LIBOR plus 3.00%. In addition, the Company entered into a new $15 million Revolving Credit and Letter of Credit Facility (the "Revolving Line of Credit"). The Revolving Credit Facility is due in August 2001 and has an interest rate of LIBOR plus 2.25% or Prime Rate.

The cash portion of the Golden Rule acquisition was funded by an $8 million draw from the Company's acquisition line of credit. The cash portion of the Stephenson acquisition was funded by at $22 million draw from the Company's acquisition line of credit. The cash portion of The Printing Company acquisition was funded by a $4.4 million draw from the Company's Revolving Line of Credit as well as approximately $2 million in cash from the Company.

                     MASTER GRAPHICS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
                               SEPTEMBER 30, 1998
                                  (Unaudited)



The Company and its Senior Lender also effectively entered into an exchange in March, 1998, whereby the Company issued 177,776 shares of its newly created Series A Cumulative Convertible Preferred Stock, par value $0.001 ("Series A Preferred Stock") in exchange for the Senior Lender's warrant to purchase a 4% interest in the Company's outstanding common stock. The Series A Preferred Stock carries an annual dividend rate of 5% of its liquidation value ($12.8125 per share); dividends are payable quarterly and accrued. The Series A Preferred Stock is convertible into common stock at the holder's option at a ratio of one share of common stock per each share of Series A Preferred Stock. The Series A Preferred Stock is redeemable by the holder at the end of seven years at a price effectively equal to the greater of its liquidation value or the fair value of the underlying common stock on an as-if converted basis. The Series A Preferred Stock has been classified out of stockholder's equity because of certain holder put features which are out of the control of the Company. The Series A Preferred Stock was initially recorded at its fair value at the date of issuance (approximately $1.35 million) and is subsequently being accreted to its mandatory redemption value.

In June 1998, the Company completed an initial public offering of 3,400,000 shares ($.001 par value; 100,000,000 shares authorized) of common stock at $10.00 per share. In addition, another 200,000 shares were offered by a selling shareholder of the Company. Proceeds of the initial public offering were used to repay indebtedness owed to the selling shareholder, to repay a portion of the indebtedness owed to its Senior Lender and to pay acquisition advisory fees deferred until the completion of the offering. The repayment of indebtedness totaled $29.5 million and included the $10 million Harperprints term loan, the $15 million Phillips Litho term loan, and the $4.3 million Sirrom loan. The write-off of the related deferred loan costs ($.6 million) and unamortized debt discounts ($3.0 million) has been recorded as a $2.1 million extraordinary expense, net of tax of $1.5 million.


(4)  LENDER WARRANTS

In connection with the obtaining of the Harperprints acquisition financing, the Company issued to its Senior Lender a warrant to acquire common stock. The warrant expires, if unexercised, on September 26, 2007. The Senior Lender was granted demand and piggyback registration rights. The Company has the option to call the warrant under certain conditions, including the passage of five years, at a price equal to the warrant's current market value at that date. This instrument was recorded at its fair value at the date of issuance as additional paid-in capital. The initial fair market value of the lender's warrant was netted against the related debt and was being amortized as a component of interest expense over the life of the debt. As discussed above in note 3, the remaining unamortized discount was written off upon the extinguishment of the debt.

                     MASTER GRAPHICS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
                               SEPTEMBER 30, 1998
                                  (Unaudited)


In April 1998, the common stock warrant issued to Sirrom Capital Corporation ("Sirrom") was exercised and 266,664 shares of common stock were issued. At the time of the exercise, the carrying value of the Sirrom warrant was reclassified to additional paid-in capital.

(5)  LONG-TERM DEBT

The following is a summary of the Company's long-term debt instruments (in thousands) as of:

                                                              DECEMBER 31,       SEPTEMBER 30,
                                                                  1997               1998
                                                              -----------        ------------
                                                                                 (unaudited)

Term loans, net of discount of $900 and $1,029
   in 1997 and 1998 respectively ..........................     $46,905            $ 88,971
Sirrom note ...............................................       3,454                   0
Seller notes ..............................................      12,200              16,084
Revolving line of credit ..................................         570               5,809
Other .....................................................       6,189               8,607
                                                                -------            --------
                                                                 69,318             119,471
Less current installments .................................       3,834               6,768
                                                                -------            --------
Long-term debt, net .......................................     $65,484            $112,703
                                                                =======            ========

(6)  PROPERTY, PLANT AND EQUIPMENT

The following is a summary of the Company's property, plant and equipment (in thousands) as of:

                                                               December 31,           September 30,
                                                                   1997                   1998
                                                               ------------           -------------
                                                                                        (unaudited)

Land ...................................................          $   176                 $   489
Buildings .............................................             1,385                   3,637
Leasehold improvements ...........................                    991                   1,103
Machinery and equipment ........................                   29,508                  70,312
Furniture and fixtures ..............................               2,275                   3,291
Vehicles .............................................                703                   1,402
                                                                  -------                 -------
                                                                   35,038                  80,234
Less accumulated depreciation ...............                       5,488                   8,740
                                                                  -------                 -------
                                                                  $29,550                 $71,494
                                                                  =======                 =======


                     MASTER GRAPHICS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
                               SEPTEMBER 30, 1998
                                  (Unaudited)



(7)  RELATED PARTY TRANSACTIONS

In June 1998, the sole shareholder prior to the Company's initial public offering repaid a promissory note of $2.8 million, a note payable of $950,000 and accrued interest on the obligations.

(8)  INCOME TAXES

The deferred tax asset valuation allowance has been reduced by approximately $1,300,000 during the nine months ended September 30, 1998. Management has concluded that it is more likely than not that a portion of the previously reserved deferred tax asset will be realized based on consideration of current levels of taxable operating income and projections of future taxable income.

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

GENERAL

Master Graphics, Inc. ("MAGR" or the "Company") is a rapidly growing provider of general commercial printing services to customers throughout the United States. Since June 1997, the Company has acquired 13 high quality, market leading, general commercial printing companies which, along with the predecessor company, B&M Printing, operate as separate divisions of the Company. The Company's divisions have an average operating history in excess of 50 years, established customer relationships and strong reputations for customer service, responsiveness and quality. The Company's acquisition and operating strategies are focused on continued selective acquisitions and internal growth.

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

CONSOLIDATED RESULTS OF OPERATIONS

The following table sets forth certain unaudited condensed consolidated financial data for the periods indicated (dollars in millions) and such results as a percentage of revenue.

                                                                       Three months ended
                                                                          September 30,
                                                               -------------------------------
                                                                    1997             1998
                                                               --------------  ---------------
Revenue......................................................  $12.6   100.0%  $ 43.4    100.0%
Gross profit.................................................    2.8    22.2     11.2     25.8
Selling, general and administrative
     expenses................................................    1.8    14.3      7.3     16.8
Operating income ............................................    1.0     7.9      3.9      9.0
Interest and other expense ..................................    1.2     9.5      2.0      4.6
Net earnings (loss) .........................................  $ (.2)   (1.6)%  $ 1.9      4.4%

----------------------------

          Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997

          Revenue. Revenue increased approximately 244% from $12.6 million for the three months ended September 30, 1997 to $43.4 for the three months ended September 30, 1998. Revenue growth was attributable primarily to the implementation of the Company's acquisition strategy; three acquisitions occurred in the second quarter of 1997, one acquisition occurred in the third quarter of 1997, two acquisitions occurred in the fourth quarter of 1997, three acquisitions occurred in the first quarter of 1998, one acquisition occurred in the second quarter of 1998, and three acquisitions occurred in the third quarter of 1998.

          Gross Profit. Gross profit increased from $2.8 million for the three months ended September 30, 1997 to $11.2 million for the three months ended September 30, 1998. The increase in gross profit was attributable primarily to the implementation of the Company's acquisition strategy. Gross profit as a percentage of sales increased to 25.8% for the three months ended September 30, 1998, from 22.2% in the corresponding period of the prior year. This improvement, which is primarily attributable to the mix of operating divisions acquired, also reflects a decrease in labor and lease costs related to the sale by the B&M Printing division of a web press, whose utilization has been absorbed by the other divisions, and cost savings generated by the Company's improved purchasing leverage.

          Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from $1.8 million for the three months ended September 30, 1997 to $7.3 million for the three months ended September 30, 1998. Selling expenses increased with increasing revenue mentioned above and general and administrative expenses increased in conjunction with the Company's acquisition strategy and an increase in corporate level expenses incurred in preparation for the Company's public stock offering.

          Interest Expense. Interest expense increased from $1.2 million for the three months ended September 30, 1997 to $2.0 million for the three months ended September 30, 1998. A substantial portion of the purchase price for each of the Company's acquisitions was financed with debt. Accordingly, the increase in interest expense is primarily attributable to the Company's acquisition program and related financing activities.



                                                                     Nine months ended
                                                                        September 30,
                                                               -------------------------------
                                                                   1997             1998
                                                               --------------  ---------------

Revenue......................................................  $19.7   100.0%  $109.9   100.0%
Gross profit.................................................    4.0    20.3     28.8    26.2
Selling, general and administrative
     expenses................................................    3.7    18.8     19.1    17.4
Operating income ............................................     .3     1.5      9.7     8.8
Interest and other expense...................................    1.4     7.1      6.6     6.0
Net earnings (loss) before extraordinary
     loss....................................................   (1.1)   (5.6)     3.1     2.8
Extraordinary loss...........................................      -       -     (2.1)   (1.9)
Net earnings (loss) .........................................  $(1.1)   (5.6)% $  1.0      .9%

-------------------------

Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

          Revenue. Revenue increased approximately 458% from $19.7 million for the nine months ended September 30, 1997 to $109.9 for the nine months ended September 30, 1998. Revenue growth was attributable primarily to the implementation of the Company's acquisition strategy as described above.

          Gross Profit. Gross profit increased from $4.0 million for the nine months ended September 30, 1997 to $28.8 million for the nine months ended September 30, 1998. The increase in gross profit was attributable primarily to the implementation of the Company's acquisition strategy. Gross profit as a percentage of sales increased to 26.2% for the nine months ended September 30, 1998, from 20.3% in the corresponding period of the prior year. This improvement, which is primarily attributable to the mix of operating divisions acquired, also reflects a decrease in labor and lease costs related to the sale by the B&M Printing division of a web press whose utilization has been absorbed by the other divisions, and cost savings generated by the Company's improved purchasing leverage.

          Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from $3.7 million for the nine months ended September 30, 1997 to $19.1 million for the nine months ended September 30, 1998. Selling expenses increased with increasing revenue mentioned above and general and administrative expenses increased in conjunction with the Company's acquisition strategy and an increase in corporate level expenses incurred in preparation for the Company's initial public stock offering.

          Interest Expense.    Interest expense increased from $1.4 million for
the nine months ended September 30, 1997 to $6.6 million for the nine months ended September 30, 1998. A substantial portion of the purchase price for each of the Company's acquisitions was financed with debt. Accordingly, the increase in interest expense is primarily attributable to the Company's acquisition program and related financing activities.

          Extraordinary Loss. The Company incurred an extraordinary loss of approximately $2.1 million (net of tax benefit of $1.5 million) related to the write-off of deferred financing costs and unamortized debt discounts resulting from the repayment of certain indebtedness in connection with the Company's initial public offering.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary cash requirements are for capital expenditures, debt service and acquisitions. Historically, the Company has financed its operations and equipment purchases with cash flow from operations, capital leases and secured loans through commercial banks or other institutional lenders and credit lines from commercial banks. The Company has financed its acquisitions primarily with funds from its senior term lender as well as subordinated notes payable to former owners of the acquired companies. Working capital on September 30, 1998 was approximately $27 million, an increase of more than $20 million from December 31, 1997.

To date, the Company's largest source of capital has been from its $90 million Senior Credit Facility which originally closed in September 1997, and has periodically been increased to provide for the funding of acquisitions completed since that time. As of September 30, 1998, $90 million was outstanding under the facility. Of the outstanding borrowings, (i) $28 million is owed pursuant to a term note due in August 2003, payable in quarterly installments of $1,120,000, plus interest payable monthly at a floating rate equal to the London Interbank Offered Rate ("LIBOR") plus 2.50%; and (ii) $32 million is owed pursuant to a term note payable in a single installment in August 2003, plus interest payable monthly at a floating rate equal to the LIBOR plus 3.00%. In addition, the Company has a $30 million acquisition line facility to finance eligible acquisitions (as defined). Loans under the acquisition facility are due in quarterly installments equal to 1/40th of the amount drawn, with a final installment due in August 2003, plus interest payable monthly at a floating rate equal to the LIBOR plus 2.75%. The Company is subject to certain covenants and restrictions and must meet certain financial tests as defined in the senior term credit agreement.

The Company also may borrow under its revolving credit facility with a finance company, which is a $15 million working capital line of credit. Borrowings under the line of credit facility are limited by a borrowing base formula. As of September 30, 1998, the Company had $5.8 million outstanding under the revolving credit facility and $9.2 million in available borrowing capacity.

The Company anticipates that its cash flow from operating activities will provide cash adequate to finance its normal working capital needs, debt service requirements and planned capital expenditures for property and equipment. Currently, the Company does not have unused capacity under its acquisition facility but is pursuing various financing alternatives. Master Graphics, Inc. is dependent upon the cash flow of and the transfer of funds from its subsidiary, Premier Graphics, which, under its various credit facilities, is subject to restrictions on its ability to pay dividends to Master Graphics, Inc.

Former owners of several of the acquired companies also have the opportunity to receive additional amounts of consideration up to a maximum of approximately $27 million, payable in cash, contingent upon meeting certain cash flow or earnings targets.

YEAR 2000

Like many other companies, the Year 2000 computer issue creates risks for the Company. If internal systems do not correctly recognize and process date information beyond the year 1999, there could be an adverse impact on the Company's operations. There are two other related issues which could also lead to incorrect calculations or failures: i) some systems' programming assigns special meaning to certain dates, such as 9/9/99, and ii) the year 2000 is a leap year. The Year 2000 compliance issues stem from the computer industry's practice of conserving data storage by using two digits to represent a year. Systems and hardware using this format may process data incorrectly or fail with the use of dates in the next century. These types of failures can influence applications that rely on dates to perform calculations (such as an accounts receivable aging report), as well as systems such as building security and heating.

The Company believes its exposure to Year 2000 issues is limited to the purchase of computer hardware, and to a lesser extent software, at certain of its locations. The Company has initiated a program that includes a review of all computers, software and related date-sensitive equipment used in the management of print jobs, office automation, accounting, process control and other applications. The Company expects its corrective action resulting from the review to be complete by the end of the third quarter 1999. Testing at each division will commence as action plans are completed. The Company anticipates that the cost of such corrective actions will be approximately $750,000 for the existing divisions. The due diligence process for new acquisitions by the Company includes a Year 2000 assessment, with corrective action plans scheduled for immediate implementation.

The Company believes its Year 2000 risk areas are focused on the loss of its ability to operate due to (i) equipment malfunction or (ii) customer inability to forward electronic images due to its own Year 2000 malfunctions. As part of the investigation process, the Company's suppliers and other service vendors are being asked to provide documentation on their Year 2000 compliance status. Each operating division has assigned a Year 2000 compliance officer responsible for identifying local problem areas and managing corrective actions. The Company also believes it has the capability in place to provide expertise to customers to develop the electronic images necessary for respective print jobs.

                          PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

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



ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

           (A) EXHIBITS

     10.1 Loan and Security agreement dated August 21, 1998, for Premier Graphics, Inc.
     10.2 Second Amended and Restated Loan Agreement dated August 21, 1998, between Premier Graphics, Inc. and General Electric Capital Corporation.
     10.3 Employment Agreement dated as of July 1, 1998 between Master Graphics, Inc. and Donald Goldman.
     11.1  Statement regarding computation of Per Share Earnings
     27.1  Financial Data Schedule (for SEC use only)

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, Master Graphics, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   MASTER GRAPHICS, INC.




                               By: /s/ Lance T. Fair
                                   ----------------------------------
                                   Lance T. Fair
                                   Sr. Vice President - Acquisitions
                                   Chief Financial Officer



                                   Date:  November 16, 1998




                               By: /s/ P. Melvin Henson, Jr.
                                   ---------------------------------
                                   P. Melvin Henson, Jr.
                                   Sr. Vice President - Finance & Administration Chief Accounting Officer


                                   Date:  November 16, 1998