Form 10-K
period 1998-12-31
MASTER GRAPHICS INC
filed 1999-03-30
CIK 1059363

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended     December 31, 1998
                                            ---------------------
                                      or

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from            to
                                          ----------    ----------

                       Commission file number  000-24411
                                              -----------

                             MASTER GRAPHICS, INC.
                             ---------------------
            (Exact name of registrant as specified in its charter)


                Tennessee                                   62-1694322
      -----------------------------                    -------------------
       State or other jurisdiction                      (I.R.S. Employer
      incorporation or organization                    Identification No.)


   6075 Poplar Avenue, Suite 401, Memphis, Tennessee               38119
   ------------------------------------------------------------------------
   (Address of principal executive offices)                      (Zip Code)


      Registrant's telephone number, including area code  (901) 685-2020
                                                          --------------


Securities registered pursuant to Section 12(b) of the Act:  None.


Securities registered pursuant to Section 12(g) of the Act:


                         Common Stock, $.001 par value
                         -----------------------------
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No
    ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S) 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 23, 1999 was $22,491,730 (based on the average bid and ask price of $6.0625).

     The number of shares outstanding of the registrant's common stock, $.001 par value, as of March 23, 1999 was 7,923,026.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Proxy Statement for the Annual Shareholders' Meeting to be held on or about May 19, 1999, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, are incorporated by reference into Part III of this report on Form 10-K. Such Proxy Statement, except for the portions thereof which are specifically incorporated herein by reference, shall not be deemed "filed" for purposes of this report on Form 10-K.

                                     PART I

Item 1.  Business.

General

     Premier Graphics, Inc. is the wholly-owned operating subsidiary of Master Graphics, Inc. Master Graphics and Premier Graphics are the successor entities to Master Printing and B&M Printing, respectively. Master Printing was originally formed by John Miller (the current Chairman of the Board, Chief Executive Officer and President of Master Graphics) in 1992 to acquire all of the outstanding stock of B&M Printing. In 1997, in anticipation of the implementation of an acquisition strategy, Master Printing merged with and into Master Graphics, and B&M Printing merged with and into Premier Graphics.

     Throughout this report on Form 10-K, unless the context indicates otherwise, when we refer to "us," "we," "our" or the "Company," we are describing Master Graphics together with Premier Graphics. References to Master Graphics or Premier Graphics include only the named entity.

     We are a leading consolidator within the general commercial printing industry. From June 1997 through March, 1999, we have acquired 17 high quality, general commercial printing companies which we believe are market leaders in their respective geographic areas in terms of customer service, responsiveness and quality. Each of the acquired companies operates as a separate division of Premier Graphics and provides a full range of general commercial printing services. The acquired companies have an average operating history of nearly 50 years, established customer relationships and strong reputations for customer service, responsiveness and quality. We expect that our operating strategy will enable each division to offer broader services to existing customers and attract new customers.

     We provide service in all areas of general commercial printing, including prepress, printing and postpress services. Our products include annual reports, direct mail pieces, sales literature, point of purchase materials, market letters, newsletters, training manuals, product brochures and catalogs for customers such as Federal Express, IBM, Provident Life, W. W. Grainger, Turner Broadcasting and G. D. Searle. Our operating philosophy emphasizes responding rapidly to customer requirements and producing high quality printed materials. Responsiveness is essential because of the typically short lead time on most general commercial printing jobs.

The General Commercial Printing Market

     The printing industry is one of the largest and most fragmented industries in the United States, with total estimated 1997 sales of $141.7 billion among an estimated 52,000 printing companies according to the Printing Institute of America. The printing industry includes general commercial printing, financial printing, printing and publishing of books, newspapers and periodicals, quick printing and production of business forms and greeting cards. We focus on providing general commercial printing and related services. According to the Printing Institute of America, this segment had approximately $46.8 billion in revenue in 1997 among approximately 25,000 general commercial printing companies.

     The general commercial printing industry involves developing a customer's concept into printable material through the use of design and electronic prepress services; using printing presses to imprint the printable material onto paper; cutting, folding, and binding the finished product; and, finally, storing and distributing the finished product at the customer's direction.
Historically, design and prepress services were performed by advertising agencies, specialty printing services or the customer, but because of the decreased cost of and technological advancements in computer-aided design software and hardware, general commercial printing companies are able to offer electronic prepress services to their customers on a more efficient and cost-effective basis.

     The primary printing process used by the general commercial printing industry is offset lithography. Paper is fed into the printing presses utilized in the offset lithography process either sheet by sheet (called sheet fed presses) or on continuous rolls (called web presses). The sheet fed presses are generally more cost-effective than web presses for jobs of fewer than 50,000 impressions. Web presses are generally used for large printing jobs such as catalogs and magazines. Sheet fed presses vary in size and are capable of printing up to 16 pages of letter-sized finished product on a 25 by 38-inch sheet of paper with eight pages on each side (known as 16-page "signature") at speeds of up to 15,000 impressions per hour. Web presses print on a continuous roll of paper and can print on both sides of the paper at the same time, print 32-page signatures at speeds of over 40,000 impressions per hour and fold, glue and perforate a finished product.

     Large printing companies making extensive use of web presses include R. R. Donnelley, World Color Press and Quebecor. These companies specialize in large production runs of over 50,000 copies generally pursuant to long-term contracts. General commercial printing companies relying heavily on sheet fed presses tend to be smaller, locally owned and operated companies that service customers predominately on a job-by-job basis. These companies compete by offering a high level of customer service and rapid turnaround of projects.

     Due to the fragmented nature of the general commercial printing industry, we believe an abundance of acquisition opportunities exist. The general commercial printing business is characterized by a significant number of locally oriented, privately-held businesses, many of which are viable acquisition candidates. Owners of these independent companies are often motivated to sell their printing businesses to access the financial capital and other operating strengths we have to offer to grow the business, increase their personal financial liquidity or facilitate retirement. Moreover, consolidators like us are motivated to purchase independent companies because of substantial potential economies of scale to be achieved from a large multi-plant and geographically diverse organization.

Operating Strategy

     We have developed an integrated operating and acquisition strategy designed to maximize internal and external growth and maintain and expand our position as a leading provider of general commercial printing services. Our operating strategy is to combine the service and responsiveness of a locally-oriented, independent general commercial printing company with the resources and economies of scale of a large company. The key elements of our operating strategy are as follows:

     . Provide Premium, High Quality Service. We target the premium segment of the general commercial printing market. Our customers generally choose printers primarily based on service, quality and responsiveness, and not based solely on price.

     . Stimulate Internal Growth. In order to maximize each division's internal growth and profitability, we have developed our proprietary Master Central equipment utilization and marketing process. Master Central is designed to maximize utilization of our existing printing capacity and capabilities by (1) allocating, on a real time basis, certain printing projects to a particular division based on equipment capabilities and availability; (2) training our sales force to market the production capacity and capabilities of all of our divisions; and (3) expanding our product and service offerings.

     . Achieve Economies of Scale. As a result of centralized purchasing, we expect to receive volume discounts and rebates from manufacturers of paper, film, printing plates and ink that would be unavailable to our divisions on a stand-alone basis. Paper is generally the largest cost item for general commercial printing companies, including Premier Graphics. Our paper costs were approximately 26% of revenue for the year ended December 31, 1998. We have pricing arrangements with five paper suppliers which provide discounts and rebates based on volume and are currently discussing with certain manufacturers purchase terms for film, printing plates and ink and other printing supplies. In addition, we are currently centralizing administrative items such as insurance and employee benefits to further reduce costs.

     . Operate on a Decentralized Basis. We intend to retain the key managers of the businesses we acquire and allow them to maintain substantial responsibility for the day-to-day operations, profitability and growth of those businesses as separate divisions. We believe that the operating autonomy provided by the decentralized structure, together with the implementation of reporting systems and financial controls at the corporate level, will enable us to combine the service and responsiveness of a locally-oriented, independent general commercial printing company with the resources and economies of scale of a large company. Moreover, we provide incentives to our employees and align their interests with our shareholders by using equity based compensation and earnings based bonuses.

Acquisition Strategy

     Our acquisition strategy is to become a leading provider of general commercial printing services in the United States by acquiring independent general commercial printing companies that are well managed and market leaders in customer service, responsiveness and quality. We believe that our profile within the industry and our philosophy of decentralized operations and centralized administration enable us to identify and acquire high quality, market leading independent general commercial printing companies. The key elements of our acquisition strategy are as follows:

     . Acquire High Quality, Well Managed Companies. We evaluate potential acquisition candidates based on a variety of factors, including reputation for quality, service, strength of management, competitive market position, historical financial performance, growth potential, customer base, equipment capabilities and available capacity. We seek to acquire only those companies which maintain high levels of quality and service consistent with our existing divisions. We believe this strategy is essential to enabling each division to cross-sell the capacity and capabilities of the other divisions without concerns about quality and service.

     . Retain Existing Management of Companies Acquired. We seek to acquire successful companies whose key managers will become our employees and continue to operate acquired businesses as divisions of Premier Graphics. To preserve local market knowledge and customer relationships, we have entered into employment contracts and agreements not to compete with the key managers at each acquired company and we intend to continue to do so in the future.

Acquired Companies


                                   Year
Acquired Company                  Founded          Location               Date Acquired
------------------------------    -------  -----------------------        -------------
Blackwell Lithographers.......     1932    Jackson, Mississippi           June 1997
Lithograph Printing...........     1947    Memphis, Tennessee             June 1997
Sutherland Printing...........     1940    Montezuma, Iowa                June 1997
                                           Ozark, Missouri                September 1997
The Argus Press...............     1922    Chicago, Illinois              December 1997
Phoenix Communications........     1960    Atlanta, Georgia               December 1997
Jones Printing................     1947    Chattanooga, Tennessee         March 1998
Hederman Brothers.............     1898    Jackson, Mississippi           March 1998
Phillips Litho................     1973    Springdale, Arkansas           March 1998
Harperprints..................     1974    Henderson, North Carolina      May 1998
McQuiddy Printing Company.....     1903    Nashville, Tennessee           August 1998
Golden Rule Printing..........     1978    Huntsville, Alabama            September 1998
The Printing Company..........     1983    Indianapolis, Indiana          September 1998
Stephenson Printing...........     1953    Alexandria, Virginia           December 1998
Technigrafiks.................     1977    Houston, Texas                 March 1999
Woods Lithographics...........     1978    Phoenix, Arizona               March 1999
White Arts....................     1945    Indianapolis, Indiana          March 1999
Columbia Graphics.............     1977    Chicago, Illinois




Master Central

     A successful printing company must have a substantial investment in printing presses and related equipment and plant facilities. The general commercial printing industry is characterized by unpredictable demand which affects equipment utilization. A particular printing facility may at any given time have either excess capacity or demands from customers which cannot be met. Further, the size and type of printing jobs a general commercial printing company is capable of completing is limited by type and number of printing presses owned by that company. For example, it may not be economically feasible for one of our divisions which operates only sheet fed presses to bid on a large printing project which could be produced more efficiently on a web press.

     We have established Master Central to utilize more efficiently printing capacity and effectively allocate print jobs across the range of our available equipment. Currently, three employees located at our headquarters and one employee in each division, all under the direction of our Chief Operating Officer, have been designated as the Master Central Team. Master Central acts as a clearinghouse whereby a division submits a job that it cannot print either because of capacity restraints or because the division does not have necessary equipment. Through Master Central, this job is routed to the division with the necessary equipment or available capacity to handle the job. Master Central is an operating process which focuses on:

     (1) effective marketing of the production capacity and capabilities of all of our divisions;

     (2) increasing equipment availability across all divisions;

     (3) responsiveness to customer driven deadlines; and

     (4) efficient distribution of finished products to customers.

     In connection with Master Central, we are training our sales force to effectively promote and market the production capacity and capabilities of all of our divisions. Master Central currently operates via facsimile, telephone and electronic mail; however, we are currently evaluating high speed electronic data transfer systems which will facilitate communications and data transfers between divisions.

Operations

     We provide service in all areas of general commercial printing, including:

     (1) developing a customer's concept into printable material through the use of electronic prepress services;

     (2) using printing presses to imprint the printable material onto paper;

     (3) cutting, folding, and binding the finished product; and

     (4) storing and distributing the finished product.

     Design and Prepress Services. One of the most significant technological advancements in the general commercial printing industry in recent years has been the computerization of the prepress area. Because of such technological advances and a decrease in the cost of such technology, we are able to offer design and prepress services to our customers on an efficient and cost-effective basis. Historically, such design and prepress services were provided by advertising agencies, specialty printing services or customers in-house. Prepress services include the development of designs for customers and the conversion of designs into digitized images. We offer commercial prepress services at all of our facilities, enabling each division to service customers from inception of the concept through delivery of the finished product.

     Printing. Once a project has finished the prepress area, it is moved to the press area where the image is reproduced on paper. We operate 91 sheet fed presses, ranging in size from 11x17 to 28x41, which are capable of simultaneously printing up to six colors and producing up to 15,000 impressions per hour. We also operate 13 web presses which are capable of producing up to 40,000 impressions per hour, folding, glueing and perforating a finished product. Our web presses are located in 6 divisions.

     Finishing. The finishing operations provided by Premier Graphics include cutting, folding, binding and other operations to finish the printed product. Historically, general commercial printing companies outsourced those finishing operations which required substantial capital investments. Because some of the acquired companies own such equipment, we are able to offer finishing operations and provide a completely integrated service from design to fulfillment.

     Fulfillment. The fulfillment area provides a wide range of labor intensive services that combine, package, store and ship our finished products. The fulfillment area also provides electronic tracing services for customer inventory and accumulates data for marketing departments that indicate the effectiveness of print-related marketing campaigns. Large corporations utilize a variety of our fulfillment services including: custom assembly of binders; gathering information from promotional mailings; returning premium or incentive items to respondents; and combining magnetic media with printed media prior to shipment.

Customers

     Most of our top customers are large companies such as Federal Express, IBM, Provident Life, W. W. Grainger, Turner Broadcasting and G. D. Searle. Consistent with the general commercial printing industry as a whole, we generally have no significant long-term contracts with its customers. Due to the project-oriented nature of customers' printing requirements, sales to particular customers may vary significantly from year to year. Our top ten customers in 1998 accounted for less than 19% of sales; no customer accounted for more than 3%.

Sales and Marketing

     On March 23, 1999, Premier Graphics employed 177 salespeople across all of its divisions, a majority of which are paid on a commission basis. We market our services based primarily on quality and responsiveness and, to a lesser degree, on price. Through our salespeople and other management professionals, we maintain strict control of the printing process from the time a prospective customer is identified through the scheduling, prepress, printing and postpress operations. Our business is principally service-oriented, and our operating philosophy emphasizes responding rapidly to customer requirements and producing high quality products. Responsiveness is essential because of the typically short lead time on most general commercial printing jobs. Premier Graphics, like other general commercial printing companies, is designed to maintain maximum flexibility to meet customer needs both on a scheduled and an emergency basis.

     We believe that a well trained, experienced sales force is a vital component of our internal growth strategy. In addition to the training provided with respect to Master Central, we have implemented a training program designed to enhance the effectiveness and knowledge of our sales force. The general commercial printing business requires a substantial amount of interaction with customers, including personal sales calls, art work and computer disk reviews, reviews of color and other proofs and "press checks" (customer approval of the printed piece while it is being printed).

     Each of our divisions employs salespeople who are knowledgeable about the industry and the printing capabilities of the division they serve. As a result of the implementation of Master Central, each salesperson will also be trained in the printing capabilities at each of the other divisions. Our sales philosophy stresses frequent sales calls on existing customers and constant marketing to prospective new customers. Each division emphasizes to its customers the breadth and sophistication of the particular division's printing capacity and the printing capacity of Premier Graphics as a whole, the speed and quality of its service and the personal attention offered by its salespeople. In addition to soliciting business from existing and prospective customers, the salespeople act as liaisons between customers and production personnel and provide technical advice and assistance to customers throughout the printing process.

     The general commercial printing industry is characterized by strong relationships between the purchasers of printing services and the salespeople who service their accounts. We believe that it is important to retain its existing sales force and attract new salespeople. We believe that our existing compensation structure is competitive with other companies in the general commercial printing industry. Moreover, because we generally can offer greater capacity and a broader array of capabilities than smaller, locally-owned general commercial printing companies, Premier Graphics believes it can successfully compete with these other printing companies to hire additional qualified salespeople.

Purchasing and Raw Materials

     As a result of centralized purchasing, we believe we will be able to take advantage of volume discounts and rebates from manufacturers and suppliers of paper, film, printing plates and ink that would be unavailable to the divisions on a stand-alone basis. We purchase various materials, including paper, prepress supplies, printing plates, ink, film, chemicals, solvents, glue and wire, from a number of national and local suppliers. Paper is generally the largest cost item for general commercial printing companies, including Premier Graphics. Our paper costs were approximately 26.0% of revenue for the year ended December 31, 1998. We do not maintain a significant inventory of paper and are generally able to pass the cost of the paper through to our customers. We have in place pricing arrangements with five paper suppliers which provide for discounts and rebates based on volume.

     We are currently in the process of negotiating national purchasing arrangements with other major suppliers and manufacturers. We anticipate that each division will order the goods and services as needed either in accordance with the terms set forth in the national purchasing arrangements, if applicable, or on a local basis. We will receive input from each division on market conditions, local supplier service and product developments which will enable us to continually maximize the benefits of these master purchasing arrangements.

     We have not experienced any significant difficulty in obtaining raw materials necessary for our operations.

Competition

     We compete with a substantial number of other general commercial printing companies. Because of the nature of our business, most of our competition is confined to local printing markets. The major competitive factors in our business are the quality of customer service, the quality of finished products and price. Our ability to compete effectively in providing customer service and quality finished products is primarily dependent on production and distribution capabilities, the availability of equipment and the ability to perform the services with speed and accuracy. We believe we compete effectively in all of these areas.

     Although the general commercial printing industry in the United States remains highly fragmented, recent technological developments and over-capacity in the industry have increased industry consolidation and competitive pressures. Moreover, we compete for potential acquisition candidates with other printing industry consolidators, some of which have greater financial resources than we do.

Employees

     On March 23, 1999, we had approximately 1,900 employees. Less than five percent of our employees are members of the Graphic Communications Union. These employees work under a collective bargaining agreement which expires on March 31, 2000. We believe our relationship with our employees, including those covered by a collective bargaining agreement, is good.

Government and Environmental Regulation

     Our manufacturing operations are subject to numerous federal, state and local laws and regulations relating to human health and safety and the environment. These laws and regulations address and regulate, among other matters, wastewater discharge, air quality and the generation, handling, storage, treatment, disposal and transportation of solid and hazardous wastes and releases of hazardous substances into the environment. In addition, third parties and governmental agencies in some cases have the power under such laws and regulations to require remediation of environmental conditions and, in the case of governmental agencies, to impose fines and penalties. We make capital expenditures from time to time to stay in compliance with applicable laws and regulations.

     We have obtained all permits and approvals and filed all registrations required for the conduct of our business, except where the failure to obtain any permit or approval or file any registration would not have a material adverse effect on our business, financial condition or results of operations. We are in compliance in all material respects with the numerous federal, state and local laws and regulations and permits, approvals and registrations relating to human health and safety and the environment except where noncompliance would not have a material adverse effect on our business, financial condition or results of operations.

     In connection with our acquisitions, each of our properties has been subjected to a Phase I environmental site assessment (which does not involve invasive procedures, such as soil sampling or ground water analysis) by independent environment consultants. The purpose of a Phase I environmental site assessment is to identify potential sources of contamination for which we may be responsible and to assess the status of environmental regulatory compliance. We conduct further environmental testing when we believe it prudent and advisable.

     The Phase I environmental site assessment obtained for the property used by the Stephenson Printing Division revealed that there are two underground storage tanks listed with the Virginia Department of Environmental Quality as "currently in use" on the property. The owner of the property has informed Premier Graphics that the underground storage tanks were removed in the mid-1980's, although there is no documentation of the removal of the tanks. The storage tanks were previously used for the storage of alcohol and solvent. There is a potential for soil or groundwater contamination on the property if there were any releases from the underground storage tanks.

     The Phase I environmental site assessment obtained for the property used by our Columbia Graphics Division disclosed that asbestos-containing materials may be present in building materials. We intend to conduct an asbestos survey and remove and/or abate any friable asbestos that we find. The Phase I study also pointed out possible deficiencies in the filing and record-keeping practices of the division. Therefore, we also intend to further study these practices, as well as the waste disposal practices of the division.

     No other environmental testing has revealed any environmental condition, liability or compliance concern that we believe would have a material adverse effect on our business, assets or results of operations, nor are we aware of any such condition, liability or concern by any other means. However, it is possible that the environmental testing relating to any one of the properties did not reveal all environmental conditions, liabilities or compliance concerns. It is also possible that there are material environmental conditions, liabilities or compliance concerns that arose at a property after the related review was completed. If environmental contamination exists or existed at a property, we may be liable for the costs of removal or remediation of the contamination and may be liable for personal injury or similar claims by private plaintiffs. Moreover, if there is an environmental compliance issue, we may be liable for the costs of and penalties associated with any action necessary to correct this deficiency. The existence of environmental liabilities with regard to a property could adversely affect our ability to sell or borrow against that property.

     No assurances can be given that all potential environmental liabilities have been identified or properly quantified or that any prior owner, operator, or tenant has not created an environmental condition unknown to Premier Graphics. Moreover, no assurances can be given that

     . future laws, ordinances or regulations will not impose any material environmental liability or

     . the current environmental condition of the properties will not be affected by the condition of land or operations in the vicinity of the properties (such as the presence of underground storage tanks), or by third parties.

     Federal, state and local environmental regulatory requirements change often. It is possible that compliance with a new regulatory requirement could impose significant compliance costs on us. Such costs could have a material adverse effect on our business, financial condition and results of operations.

Item 2.  Properties.

     Our principal facilities are described in the table below. All of the listed facilities contain office, production and storage space. Our facilities are suitable and adequate for our current needs.

                                                        Approximate
Facility and Location                    Owned/Leased  Building Space
---------------------                    ------------  --------------
                                                       (Square Feet)
Master Graphics, Inc.
Memphis, Tennessee......................    Leased         3,000
B&M Printing Division
Memphis, Tennessee......................    Leased        70,000
Blackwell Lithographers Division
Ridgeland, Mississippi..................    Owned         18,000
Lithograph Printing Division
Memphis, Tennessee......................    Leased        64,000

                                                        Approximate
Facility and Location                    Owned/Leased  Building Space
---------------------                    ------------  --------------
                                                       (Square Feet)
Sutherland Printing Division
Ozark, Missouri.........................    Owned         15,000
Sutherland Printing Division
Montezuma, Iowa.........................    Owned         33,000
Argus Press Division
Niles, Illinois.........................    Leased        56,000
Phoenix Communications Division
Chamblee, Georgia.......................    Leased        67,000
King Mailing Services Division
Chamblee, Georgia.......................    Leased        10,400
Jones Printing Division
Chattanooga, Tennessee..................    Leased        31,000
Jones Printing Division
Chattanooga, Tennessee..................    Leased        16,500
Hederman Brothers Division
Ridgeland, Mississippi..................    Leased        72,000
Phillips Litho Division
Springdale, Arkansas....................    Owned         73,800
Harperprints Division
Henderson, North Carolina...............    Leased        55,000
McQuiddy Printing Division
Nashville, Tennessee....................    Owned         83,400
Golden Rule Printing Division
Huntsville, Alabama.....................    Leased        65,000
The Printing Company Division
Indianapolis, Indiana...................    Leased        22,000
Stephenson Printing Division
Alexandria, Virginia....................    Leased        94,000
Technigrafiks Division
Houston, Texas..........................    Leased        30,300
Woods Lithographics Division
Phoenix, Arizona........................    Leased        54,500
White Arts Division
Indianapolis, Indiana...................    Owned         64,000
Columbia Graphics Division
Chicago, Illinois.......................    Leased        80,000


Item 3.  Legal Proceedings.

     From time to time we are involved in litigation relating to claims arising in the normal course of business. We maintain insurance coverage against potential claims in an amount which we believe to be adequate. While the outcome of lawsuits or other proceedings against us cannot be predicted with certainty, we do not believe these matters whether or not covered by insurance will have a material adverse effect on our business or financial position, individually or in the aggregate.


Item 4.  Submission of Matters to Vote of Security Holders.

     None.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

     Master Graphics' common stock is traded on the Nasdaq National Market (symbol: MAGR). Prior to June 10, 1998, there was no public market for Master Graphics' common stock. As of March 23, 1999, there were 200 shareholders of record, and, based on securities position listings, we believe that there are in excess of 1,600 beneficial owners of the common stock.

     The following table reflects the range of the high and low sales prices for Master Graphics' common stock for the periods indicated.

Fiscal 1998 - Quarter Ended                     High     Low
                                               -------  ------
June 10 - June 30, 1998.....................     9.50    9.00
September 30, 1998..........................    9.875   4.875
December 31, 1998...........................     7.00   4.875

     Master Graphics currently intends to retain all future earnings to finance the continuing development of its business and does not anticipate paying cash dividends on the common stock in the foreseeable future. Any payment of cash dividends in the future will depend upon the financial condition, future loan covenants, capital spending requirements and earnings of Master Graphics, as well as other factors the Board of Directors may deem relevant. Master Graphics is dependent upon the transfer of funds from Premier Graphics, its operating subsidiary, which, under Premier Graphics' credit facilities, is subject to restrictions on its ability to pay dividends to Master Graphics and is generally limited by specific amounts or amounts in relation to the profitability of Premier Graphics.

     In August 1998, Master Graphics issued 213,333 shares of its common stock valued at $1,280,000 to the sellers in partial consideration for its acquisition of Golden Rule Printing. Additionally, in March 1999, Master Graphics issued 43,029 shares of its common stock valued at $250,000 to the sellers in partial consideration for the acquisition of Woods Lithographics. All of those shares of common stock were issued by Master Graphics in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and the rules and regulations adopted thereunder, as transactions by the issuer not involving a public offering.

Item 6.  Selected Financial Data.

     The following table sets forth selected financial and operating information on an historical basis for Master Graphics and its predecessor. The following information should be read in conjunction with the historical financial statements of Master Graphics, including the related notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                                                                      Six Months
                                                Year ended June 30, (1)                  Ended      Year ended
                                     ---------------------------------------------   December 31,  December 31,
                                      1994         1995         1996        1997         1997         1998
                                     -------      -------      -------     -------   ------------  ------------
                                                    (in thousands, except per share amounts)
Income Statement Data:
Revenue..........................    $10,804      $11,426      $13,244     $13,433      $32,394      $163,277
Gross profit.....................      2,706        2,498        3,288       2,121        5,866        41,937
Depreciation and amortization....        867          747          605         623        1,413
Operating income (loss)..........        119          (72)         597        (900)        (222)       14,054
Net income (loss) before
 extraordinary loss (2)..........        (92)        (209)         172      (1,273)      (3,819)        3,973
Net income.......................        (92)        (209)         172      (1,273)      (3,819)        1,875
Earnings (loss) per share before
 extraordinary item:
  Basic..........................    $ (0.02)     $ (0.05)     $  0.04     $ (0.32)     $ (0.95)     $   0.62
  Diluted........................    $ (0.02)     $ (0.05)     $  0.04     $ (0.32)     $ (0.95)     $   0.60

Balance Sheet Data (as end of
 period):
Total Assets.....................    $ 6,330      $ 6,102      $ 6,426     $37,215      $86,384      $207,876
Working capital..................        866          765        1,286       3,056        6,691        47,925
Long-term obligations............      3,566        3,382       32,794      30,612       69,317       145,147
Redeemable common stock
 warrants........................          -            -            -         638        3,376             -
Redeemable preferred stock.......          -            -            -           -            -         1,437
Shareholders' equity (deficit)...      1,880        1,671        1,843         780       (1,596)       36,192

(1) Effective January 1, 1998, Master Graphics changed its annual accounting period to a calendar year.
(2) The Company incurred an after-tax extraordinary loss in June 1998 of approximately $2.1 million ($0.34 per share basic and $.033 per share diluted) related to the write-off of deferred financing costs and unamortized debt discounts resulting from the repayment of certain indebtedness in connection with Master Graphics' initial public offering of common stock.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion should be read in conjunction with the historical consolidated financial statements and related notes of Master Graphics and Selected Financial Data included elsewhere in this report on Form 10-K.

Introduction

     From June 1997 through December 31, 1998, Master Graphics had acquired 14 general commercial printing companies which Master Graphics believes are market leaders in their respective geographic areas in terms of customer service, responsiveness and quality. Master Graphics acquired three commercial printing companies in March, 1999. Master Graphics financed the cash portion of the purchase price for the acquired companies primarily with debt. See Business-- Acquired Companies for information regarding the consideration paid for the acquired companies. Each acquisition was accounted for as a purchase, and any purchase price in excess of the fair value of the assets acquired was allocated to goodwill which is amortized over 40 years. A substantial portion of this non-cash expense will likely be non-deductible for tax purposes. Master Graphics' results of operations are also impacted by the effects of purchase accounting applied to in-process inventory acquired. Such inventory is recorded at its fair value, which may include manufacturing profit not otherwise recognizable until the goods are sold. The resulting cost of sales when such goods are sold, usually in the period immediately following the acquisition date, may be substantially higher than in a period when acquisitions are not being made.

     The acquired companies were all closely-held businesses and several were S corporations. In many cases, the tax structure influenced the historical level of owners' compensation. Many of the owners have agreed to certain reductions in their compensation and benefits following the acquisition by Master Graphics.

Results of Operations

     The following table sets forth certain financial data for the periods indicated (dollars in millions) and such results as a percentage of revenue.

                                                                           Six months ended
                                      Year ended June 30,                     December 31,                Year Ended
                               -------------------------------     --------------------------------       December 31,
                                  1996(1)           1997(1)             1996             1997(2)             1998
                               -------------     -------------     -------------     --------------      --------------
Revenue.....................   $13.2   100.0%    $13.4   100.0%    $ 6.4   100.0%    $32.4    100.0%     $163.3   100.0%
Gross profit................     3.3    25.0       2.1    15.7       1.0    15.7       5.9     18.2        41.9    25.7
Selling, general and
 administrative expenses....     2.7    20.5       3.0    22.4       1.3    20.3       6.0     18.5        26.9    16.5
Operating income (loss).....     0.6     4.5      (0.9)   (6.7)     (0.3)   (4.7)     (0.2)    (0.6)       14.1     8.6
Interest expense............    (0.4)   (3.0)     (0.4)   (3.0)     (0.2)   (3.1)     (2.2)    (6.8)      (10.3)   (6.3)
Income tax expense
 (benefit)..................     0.2     1.5        --      --        --      --        --       --         0.6     0.9
Net earnings (loss) before
 extraordinary loss.........     0.2     1.5      (1.3)   (9.7)     (0.4)   (6.3)     (3.8)   (11.7)        4.0     2.4
Extraordinary loss (2)......      --      --        --      --        --      --        --       --        (2.1)   (1.3)
Net earnings (loss).........   $ 0.2     1.5%    $(1.3)  (9.7)%    $(0.4)  (6.3)%    $(3.8)   (11.7%)    $  1.9     1.2%

(1) The results of operations for all periods through June 30, 1997 effectively reflect only the operations of B&M Printing.
(2) Effective January 1, 1998, Master Graphics changed its annual accounting period to a calendar year.
(3) The Company incurred an extraordinary loss in June 1998 of approximately $2.1 million (net of tax benefit of $1.5 million) related to the write-off of deferred financing costs and unamortized debt discounts resulting from the repayment of certain indebtedness in connection with Master Graphics' initial public offering of common stock.

Year Ended December 31, 1998 Compared To Year Ended June 30, 1997

     Revenue. Revenue increased from $13.4 million for the year ended June 30, 1997 to $163.3 for the year ended December 31, 1998. Revenue growth was attributable primarily to our acquisition of 14 general commercial printing companies in 1997 and 1998.

     Gross Profit. Gross profit increased from $2.1 million for the year ended June 30, 1997 to $41.9 million for the year ended December 31, 1998. The increase in gross profit was attributable primarily to our acquisitions in 1997 and 1998. Gross profit as a percentage of sales increased to 25.7% for the year ended December 31, 1998, from 15.7% in the year ended June 30, 1997. The 1997 gross profit percentage, which as stated above relates only to the operations of B&M Printing, was negatively impacted by an increase in lease expense and labor costs related to a then newly-installed and initially under-utilized web press.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from $3.0 million for the year ended June 30, 1997 to $26.9 million for the year ended December 31, 1998. Selling expenses increased primarily due to increasing revenue mentioned above.

     Interest Expense. Interest expense increased from $0.4 million for the year ended June 30, 1997 to $10.3 million for the year ended December 31, 1998. A substantial portion of the purchase price for each of our acquisitions was financed with debt. Accordingly, the increase in interest expense is primarily attributable to our acquisition program and related financing activities.

     Extraordinary Loss. Master Graphics incurred an extraordinary loss in 1998 of approximately $2.1 million (net of tax benefit of $1.5 million) related to the write-off of deferred financing costs and unamortized debt discounts resulting from the repayment of certain indebtedness in connection with Master Graphics' initial public offering.

Year Ended June 30, 1997 Compared to Year Ended June 30, 1996

     Revenue. Revenue was relatively unchanged, increasing approximately 1.5% from $13.2 million for the year ended June 30, 1996 to $13.4 million for the year ended June 30, 1997. Revenue growth was attributable to the addition of an eight-color heat set web press.

     Gross Profit. Gross profit decreased 36.4% from $3.3 million for the year ended June 30, 1996 to $2.1 million for the year ended June 30, 1997. Gross margin decreased from 25.0% to 15.7% from the year ended June 30, 1996 to the corresponding period in 1997. The decrease in gross profit was primarily attributable to the increased labor costs and lease expense associated with operation of the new web press.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 11.1% from $2.7 million for the year ended June 30, 1996 to $3.0 million for the year ended June 30, 1997. The increase was primarily attributable to increases in sales commissions and in sales support salaries.

     Interest Expense. Interest expense remained relatively consistent at approximately $0.4 million in the year ended June 30, 1996 and in the year ended June 30, 1997.

Six Months Ended December 31, 1997 Compared to Six Months Ended December 31,
1996.

     Revenue. Revenue increased 406% from $6.4 million for the six months ended December 31, 1996 to $32.4 million for the six months ended December 31, 1997. The increase in revenue was primarily volume driven and attributable to the six acquisitions during the seven months ended December 31, 1997.

     Gross Profit. Gross profit increased 490% from $1.0 million for the six months ended December 31, 1996 to $5.9 million for the six months ended December 31, 1997. Gross profit percentage increased from 15.7% to 18.2% from the six months ended December 31, 1996 to the six months ended December 31, 1997. The increase in gross profit percentage was due primarily to the marginally higher average gross profit percentage of the businesses acquired. The increase in absolute gross profit was primarily attributable to our increasing revenue which was driven by acquisitions.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 362% from $1.3 million for the six months ended December 31, 1996 to $6.0 million for the six months ended December 31, 1997. This increase was primarily attributable to the increases in selling costs that accompany the volume increases during the same period.

     Interest Expense. Interest expense increased from $0.2 million for the six months ended December 31, 1996 to $2.2 million for the six months ended December 31, 1997. The increase related to increasing amounts of borrowed funds for our acquisition strategy.

Liquidity and Capital Resources

     Our primary cash requirements are for debt service, capital expenditures, acquisitions and working capital. Historically, we have financed our operations and equipment purchases with cash flow from operations, capital leases and secured loans through commercial banks or other institutional lenders and credit lines from commercial banks. We have financed our acquisitions primarily with funds under a credit facility as well as subordinated notes payable to former owners of the acquired companies. Working capital on December 31, 1998 was $47.9 million, an increase of $41.2 million from December 31, 1997.

     During the approximate eighteen months since the inception of our acquisition strategy in June 1997, we have effectively financed the cash portion of our acquisitions, $146.0 million, with borrowings from our credit facility and notes offering and with proceeds from our initial public offering of common stock. During that same period of time, cash flows from operating activities have generated approximately $6 million. The majority of the December 31, 1998 cash balance of approximately $13.5 million was related to the proceeds from the December 1998 notes offering. That amount along with $18.5 million of borrowings under the credit facility were used in March 1999 to finance the cash portion of three acquisitions. For the year ended December 31, 1998, we used approximately $90 million of cash for business acquisitions which was funded with $3.3 million in cash flow from operations with the balance funded from financing activities. Our cash position increased $12.3 million during the year ended December 31, 1998, all of which was created through financing activities.

     Through the third quarter of 1998, our largest source of capital had been the credit facility with General Electric Capital Corporation which originally closed in September 1997 and was periodically increased to provide for the funding of acquisitions completed since that time. In the second quarter of 1998, we completed an initial public offering of common stock, the net proceeds of which were used primarily to repay approximately $25 million of debt outstanding under the credit facility along with $4 million of other debt. During the fourth quarter of 1998, we completed the notes offering the proceeds of which were used to repay substantially all of the debt under our credit facilities as well as to acquire Technigrafiks.

     Subsequent to December 31, 1998, we have acquired three additional businesses, which were financed primarily with cash previously generated by the notes offering and by $18.5 million borrowed under the credit facility. In addition, we entered into an amended and restated loan and security agreement with General Electric Capital Corporation, as agent. The $80 million senior secured credit facility consists of two term loan facilities each of $30 million and a revolving credit facility of $20 million. Loans made under the term loan facilities and the revolving credit facility may bear interest based upon LIBOR or the "Base Rate," which is the prime rate for corporate loans from U.S. financial institutions as published by The Wall Street Journal from time to time. The Term Loan A facility bears interest at a floating rate equal to LIBOR plus 2.5% for loans bearing interest based upon LIBOR or the Base Rate for loans bearing interest based upon the Base Rate. The Term Loan B Facility bears interest at a floating rate equal to LIBOR plus 3.0% for loans bearing interest based upon LIBOR or the Base Rate plus .5% for loans bearing interest based upon the Base Rate. The revolving credit facility bears interest at a floating rate equal to LIBOR plus 2.5% for advances bearing interest based upon LIBOR or the Base Rate for advances bearing interest based upon the Base Rate. The Term Loan A facility matures in March 2004, and principal is payable in quarterly installments equal to 1/20th of the principal amount advanced, with the balance due at maturity. The Term Loan B facility matures in March 2005 with quarterly principal payments equal to 2% of the principal amount advanced with a final balloon payment at maturity. The revolver, which has certain borrowing base limitations, is repayable in full in March 2004.

     The security for the credit facility includes a lien on all of the assets of Premier Graphics, as well as a pledge by Master Graphics on all of the issued and outstanding stock of Premier Graphics. Under the credit facility, we are required to maintain certain financial tests and ratios including, but not limited to, a covenant requiring a minimum level of prepayment of the term loan facilities based on 50% of annual excess cash flows.

     Master Graphics financed a portion of the aggregate amount paid for certain of the acquired companies by issuing unsecured subordinated notes ("seller notes") to the former owners of these companies. The total principal amount of seller notes issued was approximately $14.9 million. Master Graphics also issued unsecured subordinated notes ("replacement notes") to the former owners of Hederman and Phoenix which replaced notes between such companies and their owners. The aggregate principal amount of replacement notes issued by Master Graphics was approximately $5.3 million. In connection with the acquisition of B&M Printing by John Miller, Master Graphics issued approximately $1.3 million of unsecured subordinated notes (the "B&M Notes") to the former owners of B&M Printing.

     In connection with the December, 1998 closing of the offering of $130 million of 11 1/2% Senior Notes due 2005, Master Graphics restructured approximately $12.5 million of seller notes and seller replacement notes to have the following features: (i) balloon maturity date of June 30, 2006; (ii) monthly interest payments at 12% per annum if paid when due or, if not paid when due, interest will accrue at 16% per annum until all accrued interest has been paid;
(iii) no restrictive covenants; and (iv) no rights or remedies against Master Graphics until maturity. In addition, Master Graphics used approximately $4.8 million of the net proceeds of the senior notes offering to repay amounts outstanding under the B&M Notes and certain seller notes or seller replacement notes. The remaining $4.0 million of Seller Notes and Replacement Notes generally (i) bear interest at 12% per annum which is payable quarterly; (ii) are subject to prepayment at the option of Master Graphics only upon payment of a penalty which equals 20% of the amount prepaid; and (iii)mature seven years from the date of issuance.

     As part of the respective purchase agreements, we have agreed to pay the former owners of eleven of the acquired companies additional purchase price consideration if such companies surpass certain EBITDA-based targets, which generally exceed the pre-acquisition performance levels of those companies. Reaching these targets will result in additional cash inflow to us arising from the incremental EBITDA above the targets and additional cash outflow from the consideration required to be paid. The periods for which the targets will be measured vary for each of the companies, and the measurement periods range from one year to five years of operations. For some of the companies, additional consideration will be payable by us annually for each year in which the EBITDA-based target is surpassed, and for other companies, only a single lump sum payment will be made by us if the performance of the company exceeds the target. The maximum additional purchase price consideration payable to the former owners of ten of the companies is limited to a specified amount. The amount of additional consideration payable to the former owners of the other company is not limited once the EBITDA-based target is surpassed. We will pay former owners at least $900,000 of additional purchase price consideration in 1999, although we could become liable to pay former owners as much as $7.7 million in this year. Thereafter, assuming that the former owners become entitled to receive the maximum amount of additional purchase price consideration at the earliest possible time, we would pay the former owners, over $17.9 million in 2000, over $4.1 million in 2001, and $6.5 million in 2002. Any additional purchase price consideration is payable in cash, which will be recorded as additional goodwill and amortized into income over approximately 40 years.

     We anticipate that our cash flow from operating activities will provide cash adequate to finance its normal working capital needs, debt service requirements and planned capital expenditures for property and equipment which is currently anticipated to be approximately $5 million annually, no material amount of which are under firm commitments. Master Graphics is dependent upon the cash flow of and the transfer of funds from Premier Graphics, its operating subsidiary, which, under its various credit facilities, is subject to restrictions on its ability to pay dividends to Master Graphics and is generally limited by specific amounts or amounts in relation to the profitability of Premier Graphics. To the extent that cash flow from operating activities is insufficient to fund the payment of any additional purchase price consideration, we intend to finance the payment of such consideration through its credit facilities.

     We currently believe that our existing cash balances, funds available under our credit facility and funds expected to be generated from operations will provide sufficient funds to finance our operations for at least the next 12 months. Considering our operating cash flow in the short-term, we can adequately dispose of our current obligations including interest and principal of outstanding debt. In addition, the operating cash flow should provide adequate liquidity to meet our anticipated capital expenditure plans. We may not be able to continue our acquisition strategy without ongoing financing from third parties.

Year 2000

     Like many other companies, the Year 2000 computer issue creates risks for us. If internal systems do not correctly recognize and process date information beyond the year 1999, there could be an adverse impact on our operations. There are two other related issues which could also lead to incorrect calculations or failures: (i) some systems' programming assigns special meaning to certain dates, such as 9/9/99, and (ii) the year 2000 is a leap year. The Year 2000 compliance issues stem from the computer industry's practice of conserving data storage by using two digits to represent a year. Systems and hardware using this format may process data incorrectly or fail with the use of dates in the next century. These types of failures can influence applications that rely on dates to perform calculations (such as an accounts receivable aging report), as well as systems such as building security and heating.

     We believe our internal exposure to Year 2000 issues is limited to the purchase of computer hardware, and to a lesser extent software, at certain of its locations. We have initiated a program that includes a review of all computers, software and related date-sensitive equipment used in the management of print jobs, office automation, accounting, process control and other applications. This review program consists of both information technology and non-information technology systems. We expect our corrective action resulting from the review to be completed during the third quarter of 1999. Testing at each division will commence as action plans are completed. By September 30, 1999, we expected to have completed the review, remediation, testing and implementation phases in all critical areas. We anticipate that the cost of such corrective actions will be approximately $750,000 for the existing divisions. The due diligence process for new acquisitions by the Company includes a Year 2000 assessment, with corrective action plans scheduled for immediate implementation.

     We believe our Year 2000 risk areas are focused on the loss of its ability to operate due to (i) equipment malfunction or (ii) customer inability to forward electronic images due to its own Year 2000 malfunctions. As part of the investigation process, our suppliers and other service vendors have been asked to provide documentation on their Year 2000 compliance status, and the majority have provided us with compliance assurances. Non-compliant suppliers are subject to replacement. Each operating division has assigned a Year 2000 compliance officer responsible for identifying local problem areas and managing corrective actions. We also believe we have the capability in place to provide expertise to customers to develop the electronic images necessary for respective print jobs.

     While we have requested and received Year 2000 compliance status reports from customers and suppliers, we have not received completed information in all respects. If a majority of our key suppliers of raw materials such as paper, plates and film have a disruption in their ability to supply us, the results could have a material adverse affect on us. In addition, if key customers have disruptions in their operations due to Year 2000 compliance issues, the results could have a material adverse affect on us due to the customers' reallocation of resources. We are also developing contingency plans, which by their nature will continue to evolve; with regard to a worst case Year 2000 scenario in which a particular division is unable to perform, plans are being developed, and should be finished in the second quarter of 1999, to shift work to other divisions.

Impact of Recently Issued Accounting Standards

     We do not believe that any recently issued accounting standards which have not yet been adopted will have a material impact on our consolidated financial statements. SFAS 133, Accounting for Derivative Financial Instruments, which will be effective for our year ending December 31, 2000, is not expected to have a material impact on our financial statements because SFAS 133 deals with derivative financial instruments, which presently are not instruments that we are involved in to a material extent. SFAS 131, Disclosure About Segments of an Enterprise and Related Information, which is effective for our year ended December 31, 1998 has not had a material impact on our financial statement disclosures since we consider ourselves to be in the single reporting segment of general commercial printing.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

     Market risks were not material at December 31, 1998. As of that date, substantially all of our interest bearing indebtedness bore interest on a fixed rate basis. We do not currently deal in any derivative instruments nor are we exposed to any currency translation fluctuations. We do not have any commodity derivative instruments because we generally pass any paper price fluctuations through to our customers using the product pricing.

Item 8.  Financial Statements and Supplementary Data.

     The consolidated financial statements of the Company, together with the report thereon of KPMG LLP, independent auditors, are set forth on pages F-1 to F-21 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant.

     The information called for by this item with respect to the directors of Master Graphics is incorporated herein by reference to Master Graphics' Proxy Statement for its Annual Meeting of Shareholders to be held on or about May 19, 1999, to be filed with the SEC pursuant to Regulations 14A under the Securities Exchange Act of 1934, as amended.

     The following table sets forth certain information concerning the executive officers of Master Graphics:

Name                    Age   Position
----                    ---   --------
John P. Miller.........  44   Chairman of the Board; Chief Executive Officer
                              and President

Lance T. Fair..........  35   Senior Vice President--Acquisitions; Chief
                              Financial Officer and Secretary

Robert J. Diehl........  56   Chief Operating Officer

P. Melvin Henson, Jr...  41   Senior Vice President--Finance and
                              Administration; Chief Accounting Officer

Donald H. Goldman......  62   Senior Vice President; Chief Information Officer

James B. Duncan........  55   Senior Vice President--Sales and Marketing

     John P. Miller has been Chairman of the Board of Directors, Chief Executive Officer and President of Master Graphics since its inception. Prior to assuming his position with the Company, Mr. Miller was the Chairman of the Board of Directors and Chief Executive Officer of B&M Printing from December 1992 to June 1997.

     Lance T. Fair has been the Senior Vice President--Acquisitions, Chief Financial Officer and Secretary of Master Graphics since September 1997. From July 1995 until he joined the Company, Mr. Fair was Vice President and Chief Financial Officer of Warterfield Holdings, Inc. From June 1989 to July 1995, Mr. Fair was a principal at Asset Services, L P., a Memphis, Tennessee-based mergers and acquisition advisory firm.

     Robert J. Diehl has been the Chief Operating Officer of Master Graphics since January 1998. Mr. Diehl has over 25 years of experience in the general commercial printing industry. From January 1994 to December 1997, Mr. Diehl was President of Hollis Digital Imaging Systems, Inc., a digital printing company located in Tucson, Arizona. From 1989 to December 1993, Mr. Diehl was Managing Director of R.H. Rosen Associates, Inc., a printing industry consulting firm.

     P. Melvin Henson, Jr. has been the Senior Vice President--Finance and Administration and Chief Accounting Officer of Master Graphics since December 1997. From July 1979 to December 1997, Mr. Henson was employed in a variety of financial management positions with International Paper Company including Manager--Finance for International Paper's business process redesign project and controller for International Paper's pulp and paper manufacturing facility in Erie, Pennsylvania.

      Donald H. Goldman has been a Senior Vice President and the Chief Information Officer of Master Graphics since July 1998. From 1981 through June 1998, Mr. Goldman served as the President of ConsultWare, Inc., a graphic arts consulting firm located in Marblehead, Massachusetts. Mr. Goldman has been a consultant and speaker to trade organizations within the printing industry. Mr. Goldman also serves on the advisory board for CIMS Print, an educational and research service for the printing industry sponsored by the Rochester Institute of Technology.

     James B. Duncan has been the Senior Vice President--Sales and Marketing of Master Graphics since October 1997. From November 1996 to September 1997, Mr. Duncan operated a consulting practice focused on sales training and management. From April 1989 to October 1996, Mr. Duncan was a Division President for Smith & Nephew PLC, where he directed global operations for the Center of Excellence for Smith Nephew's ear, nose and throat products.

     There are no family relationships among any of the executive officers of Master Graphics.

Item 11.  Executive Compensation

     The information called for by this item is incorporated herein by reference to Master Graphics's Proxy Statement for its Annual Meeting of Shareholders to be held on or about May 19, 1999, to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     The information called for by this item is incorporated herein by reference to Master Graphics's Proxy Statement for its Annual Meeting of Shareholders to be held on or about May 19, 1999, to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 13.  Certain Relationships and Related Transactions.

     The information called for by this item is incorporated herein by reference to Master Graphics's Proxy Statement for its Annual Meeting of Shareholder to be held on or about May 19, 1999, to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.


                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) The following documents are filed as part of this Annual Report on Form 10-K:

     1.  Financial Statements:

     See the Index to Financial Statements of Master Graphics, Inc. and subsidiaries on page F-1 hereof.

     2.  Financial Statement Schedules:

     Financial Statement Schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements on the notes thereto.

     3.  Exhibits

Exhibit
Number              Description
------              -----------

3.1*    Charter of Master Graphics, Inc. (Exhibit 3.1)

3.2*    Bylaws of Master Graphics, Inc. (Exhibit 3.3)

4.1** Indenture, dated December 11, 1998, among Premier Graphics, Inc., as issuer, Master Graphics, Inc. and Harperprints, Inc., as guarantors, and United States Trust Company of New York, as trustee, relating to the 11 1/2% Senior Notes due 2005 (the "Indenture") (Exhibit 4.1)

4.2** Form of 11 1/2% Senior Note due 2005 of Premier Graphics, Inc. (the "Old Note") (Exhibit 4.2)

4.3** Form of 11 1/2% Senior Note due 2005 of Premier Graphics, Inc. (the "Exchange Note") (Exhibit 4.3)

4.4**   Form of Guarantee of Master Graphics, Inc. (Exhibit 4.4)

4.5** Registration Rights Agreement, dated as of December 11, 1998, by and among Premier Graphics, Inc., Master Graphics, Inc., Harperprints, Inc. and the Initial Purchasers relating to $130,000,000 aggregate principal amount of Old Notes (Exhibit 4.5)

4.6** Form of First Supplemental Indenture between Premier Graphics, Master Graphics and United States Trust Company of New York, as trustee (Exhibit 4.6)

10.1* Employment Agreement dated as of March 1, 1998 by and between Master Graphics, Inc. and John P. Miller+++ (Exhibit 10.23)

10.2* Employment Agreement dated as of March 1, 1998 by and between Master Graphics, Inc. and Robert J. Diehl+++ (Exhibit 10.24)

10.3* Employment Agreement dated as of March 1, 1998 by and between Master Graphics, Inc. and P. Melvin Henson, Jr.+++ (Exhibit 10.25)

10.4* Employment Agreement dated as of March 1, 1998 by and between Master Graphics, Inc. and Lance T. Fair+++ (Exhibit 10.26)

10.5* Employment Agreement dated as of March 1, 1998 by and between Master Graphics, Inc. and James B. Duncan+++ (Exhibit 10.27)

10.6+ Employment Agreement dated as of July 1, 1998 between Master Graphics, Inc. and Donald Goldman+++ (Exhibit 10.3)

10.7* Noncompetition Agreement dated as of March 1, 1998 by and between Master Graphics, Inc. and H. Henry Hederman, Jr. (Exhibit 10.32)

10.8* Stock Purchase Agreement dated as of March 1, 1998 between Master Graphics, Inc. and H. Henry Hederman, H. Henry Hederman, Jr., and Martha Dean Hederman, as Trustee of the H. Henry Hederman Grandchild Trust No. 1 U/A dated 12/31/87, and Martha Dean Hederman, as Trustee of the H. Henry Hederman Grandchild Trust No. 2 U/A dated 12/31/87 (Exhibit 10.16)

10.9* Agreement and Plan of Merger dated as of March 1, 1998 between Hederman Brothers, Inc. and Premier Graphics, Inc. (Exhibit 10.17)

10.10* Stock Purchase Agreement dated March 1, 1998 between Master Graphics, Inc., Premier Graphics, Inc., John P. Miller and Phil Phillips, Jr. (Exhibit 10.18)

10.11* Merger Agreement dated April 8, 1998 between Master Graphics, Inc., Master Acquisitionsub, Inc., and McQuiddy Printing Company (Exhibit 10.21)

10.12* Agreement and Plan of Merger between McQuiddy Printing Company and Premier Graphics, Inc. (Exhibit 10.22)

10.13* Noncompetition Agreement dated as of March 1, 1998 by and between Master Graphics, Inc. and H. Henry Hederman, Jr. (Exhibit 10.32)

10.14* Noncompetition Agreement by and between David L. McQuiddy, III and Master Graphics, Inc. (Exhibit 10.33)

10.15* Noncompetition Agreement dated as of March 31, 1998 by and between Master Graphics, Inc. and Lynn H. Harper (Exhibit 10.34)

10.16* Noncompetition Agreement dated as of March 1, 1998 by and between Master Graphics, Inc. and Phil Phillips, Jr. (Exhibit 10.35)

10.17* Commercial Lease Agreement dated March 1, 1998 by and between Phil Phillips, Jr. and Premier Graphics, Inc., Springdale, Arkansas (Exhibit 10.44)

10.18* Commercial Lease Agreement dated January 8, 1998 by and between Crescent Center Limited Partnership, as Lessor and Master Graphics, Inc., as Lessee, Memphis, Tennessee (Exhibit 10.45)

10.19* Noncompetition Agreement dated as of March 31, 1998 by and between Master Graphics, Inc. and Michael G. Harper (Exhibit 10.50)

10.20** Third Amended and Restated Loan and Security Agreement dated as of March
        15, 1999 between Premier Graphics, Inc., a Delaware corporation and General Electric Capital Corporation, a New York corporation, as a Lender and as Agent to Lenders, Deutsche Financial Services Corporation, a Nevada corporation, as a Lender and as Revolving Credit Agent for Lenders and Transamerica Equipment Financial Services Corporation, a Delaware corporation, as Lender (Exhibit 10.1)

10.21++ Stock Purchase Agreement dated as of March 15, 1999 between Premier
        Graphics, Inc. and David P. Bornheoft (Exhibit 2.1)

10.22++ Agreement and Plan of Merger dated as of March 15, 1999 between
        Columbia Graphics Corporation and Premier Graphics, Inc. (Exhibit 2.2)

11.1**  Computation of Per Share Earnings (Exhibit 11.1)

21.1    List of subsidiaries

27.1**  Financial Data Schedule (Exhibit 27.1)

* Incorporated by reference to Master Graphics' Registration Statement on Form S-1 (Registration No. 333-49861). The parenthetical exhibit number indicates where the exhibit is found in that filing.

** Incorporated by reference to Master Graphics' and Premier Graphics' Registration Statement on Form S-4 (Registration Number 333-71157). The parenthetical exhibit number indicates where the exhibit is found in that filing.

+ Incorporated by reference to Master Graphics' Form 10-Q for the quarter ended September 30, 1998. The parenthetical exhibit number indicates where the exhibit is found in that filing.

++ Incorporated by reference to Master Graphics' Form 8-K filed on March 29, 1999. The parenthetical exhibit number indicates where the exhibit is found in that filing.

+++  Compensatory plan

     Reports on Form 8-K.

     Form 8-K filed March 29, 1999 in connection with the acquisition of Columbia Graphics Corporation.

     Exhibits.

     See Item 14(a)(3) above.

(d)  Financial Statement Schedules.

     See Item 14(a)(2) above.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MASTER GRAPHICS, INC.


                                       By: /s/ John P. Miller
                                           ------------------------------
                                           John P. Miller

                                       Date: March 23, 1999
                                             ----------------------------

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                         Title                         Date
     ---------                         -----                         ----

/s/ John P. Miller           Chief Executive Officer,            March 23, 1999
---------------------------  President and Director
John P. Miller

/s/ Lance T. Fair            Secretary and Chief                 March 23, 1999
---------------------------  Financial Officer
Lance T. Fair

/s/ P. Melvin Henson, Jr.    Chief Accounting Officer            March 23, 1999
---------------------------
P. Melvin Henson, Jr.

/s/ H. Henry Hederman        Director, President of Hederman     March 23, 1999
---------------------------  Brothers Division
H. Henry Hederman

/s/ Cary Rosenthal           Director, President                 March 23, 1999
---------------------------  Phoenix Division
Cary Rosenthal

/s/ Frederick F. Avery       Director                            March 23, 1999
---------------------------
Frederick F. Avery

/s/ Donald L. Hutson         Director                            March 23, 1999
---------------------------
Donald L. Hutson

                     MASTER GRAPHICS, INC. AND SUBSIDIARIES
                         INDEX TO FINANCIAL STATEMENTS


Master Graphics, Inc. and subsidiaries:
  Reports of Independent Public Accountants...............................  F-2
  Consolidated Balance Sheets as of December 31, 1997 and 1998............  F-3
  Consolidated Statements of Operations for the years ended June 30, 1996 and 1997, the six months ended December 31, 1997 and the year ended
   December 31, 1998......................................................  F-4
  Consolidated Statements of Shareholders' Equity for the years ended June
   30, 1996 and 1997, the six months ended December 31, 1997, and the year ended December 31, 1998................................................  F-5
  Consolidated Statements of Cash Flows for the years ended June 30, 1996 and 1997, the six months ended December 31, 1997, and the year ended
   December 31, 1998......................................................  F-6
  Notes to Consolidated Financial Statements..............................  F-7

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Master Graphics, Inc.:

     We have audited the consolidated balance sheets of Master Graphics, Inc. and subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the two-year period ended June 30, 1997, the six-month period ended December 31, 1997, and the year ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Master Graphics, Inc. and subsidiaries as of December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the years in the two-year period ended June 30, 1997, the six-month period ended December 31, 1997, and the year ended December 31, 1998 in conformity with generally accepted accounting principles.

                                                   KPMG LLP

Memphis, Tennessee
March 18, 1999

                     MASTER GRAPHICS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                               December 31,
                                                             -----------------
                                                              1997      1998
                                                             -------  --------
                           ASSETS
Current assets:
 Cash and cash equivalents.................................. $ 1,174  $ 13,525
 Trade accounts receivable, net.............................  14,989    38,529
 Inventories:
  Raw materials and supplies................................   1,927     2,909
  Work-in-process...........................................   2,909     5,186
                                                             -------  --------
   Total inventories........................................   4,836     8,095
 Deferred income taxes......................................     161     1,057
 Prepaid expenses and other current assets..................   1,320     4,012
                                                             -------  --------
  Total current assets......................................  22,480    65,218
                                                             -------  --------
Property, plant and equipment, net..........................  29,550    75,251
Goodwill, net...............................................  28,853    64,469
Deferred loan costs, net....................................   1,396     1,352
Due from shareholder........................................   3,895        64
Other.......................................................     210     1,522
                                                             -------  --------
  Total assets.............................................. $86,384  $207,876
                                                             =======  ========

            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Current installments of long-term debt..................... $ 3,834  $    924
 Accounts payable...........................................   5,466    10,829
 Accrued expenses...........................................   6,489     5,540
                                                             -------  --------
  Total current liabilities.................................  15,789    17,293
                                                             -------  --------
Long-term debt, net of current installments.................  65,484   144,223
Deferred income taxes.......................................   2,266     7,554
Other liabilities...........................................   1,065     1,177
Redeemable common stock warrants............................   3,376         0
Redeemable preferred stock..................................       0     1,437

Commitments and contingencies
Shareholders' equity:
 Common stock ($0.001 par value; 100,000,000 shares
  authorized; 4,000,000 shares issued and outstanding at
  December 31, 1997; 7,879,997 shares issued and outstanding
  at December 31, 1998).....................................       4         8
 Additional paid-in capital.................................   3,850    39,843
 Retained earnings (deficit)................................  (5,450)   (3,659)
                                                             -------  --------
  Total shareholders' equity (deficit)......................  (1,596)   36,192
                                                             -------  --------
                                                             $86,384  $207,876
                                                             =======  ========

          See accompanying notes to consolidated financial statements.

                     MASTER GRAPHICS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                         Years ended June 30,    Six months ended  Year ended
                         ----------------------    December 31,   December 31,
                            1996        1997           1997           1998
                         ----------  ----------  ---------------- ------------
Net revenue............. $   13,244  $   13,433      $ 32,394        $163,277
Cost of revenue.........      9,955      11,312        26,528         121,340
                         ----------  ----------      --------        --------
  Gross profit..........      3,289       2,121         5,866          41,937
Selling, general and
 administrative
 expenses...............      2,691       3,021         5,990          26,876
Amortization of
 goodwill...............          0           0            98           1,007
                         ----------  ----------      --------        --------
  Operating income
   (loss)...............        598        (900)         (222)         14,054
Other income (expense):
  Redeemable warrant
   valuation
   adjustment...........          0           0        (1,635)              0
  Interest income.......         68          68            48             250
  Interest expense......       (376)       (439)       (2,181)        (10,271)
  Other, net............         44          23           191             568
                         ----------  ----------      --------        --------
    Other income
     (expense), net.....       (264)       (348)       (3,577)         (9,453)
                         ----------  ----------      --------        --------
  Income (loss) before
   income taxes and
   extraordinary loss...        334      (1,248)       (3,799)          4,601
Income tax expense......        162          25            20             628
                         ----------  ----------      --------        --------
  Net earnings (loss)
   before extraordinary
   loss.................        172      (1,273)       (3,819)          3,973
  Extraordinary loss on
   extinguishment of
   debt,
   net of income tax
   benefit of $1,458....          0           0             0          (2,098)
                         ----------  ----------      --------        --------
  Net earnings (loss)... $      172  $   (1,273)     $ (3,819)       $  1,875
                         ==========  ==========      ========        ========
Basic earnings per
 share:
  Net earnings (loss)
   before extraordinary
   loss................. $     0.04  $    (0.32)     $  (0.95)       $   0.62
  Extraordinary loss,
   net..................       0.00        0.00          0.00           (0.34)
                         ----------  ----------      --------        --------
  Net earnings (loss)... $     0.04  $    (0.32)     $  (0.95)       $   0.28
                         ==========  ==========      ========        ========
Diluted earnings per
 share:
  Net earnings (loss)
   before extraordinary
   loss................. $     0.04  $    (0.32)     $  (0.95)       $   0.60
  Extraordinary loss,
   net..................       0.00        0.00          0.00           (0.33)
                         ----------  ----------      --------        --------
  Net earnings (loss)... $     0.04  $    (0.32)     $  (0.95)       $   0.27
                         ==========  ==========      ========        ========


          See accompanying notes to consolidated financial statements.

                     MASTER GRAPHICS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                            Common stock
                                           Additional Retained       Total
                                            paid-in   earnings   shareholder's
                           Shares   Amount  capital   (deficit) equity (deficit)
                          --------- ------ ---------- --------- ----------------
Balance at June 30,
 1995...................  4,000,000  $100   $ 2,100    $  (530)     $ 1,670
  Net earnings for year
   ended June 30, 1996..        --      0         0        172          172
                          ---------  ----   -------    -------      -------
Balances at June 30,
 1996...................  4,000,000  $100   $ 2,100    $  (358)     $ 1,842

  Effects of
   re-incorporation.....          0   (96)       96          0            0
  Issuance of seller
   warrants.............          0     0       210          0          210
  Net (loss) for year
   ended June 30, 1997..          0     0         0     (1,273)      (1,273)
                          ---------  ----   -------    -------      -------
Balances at June 30,
 1997...................  4,000,000  $  4   $ 2,406    $(1,631)     $   779
  Issuance of seller
   warrants.............          0     0     1,444          0        1,444
  Net (loss) for six
   months ended December
   31, 1997.............          0     0         0     (3,819)      (3,819)
                          ---------  ----   -------    -------      -------
Balances at December 31,
 1997...................  4,000,000  $  4   $ 3,850    $(5,450)     $(1,596)


  Initial public
   offering.............  3,400,000     4    29,818          0       29,822
  Acquisition of
   businesses...........    213,333     0     1,282          0        1,282
  Exercise of lender
   warrants.............    266,664     0     2,025          0        2,025
  Issuance of seller
   warrants.............          0     0       755          0          755
  Issuance of lender
   warrants.............          0     0     2,200          0        2,200
  Preferred stock
   accretion............          0     0       (87)         0          (87)
  Preferred stock
   dividend.............          0     0         0        (84)         (84)
  Net earnings for
   year ended
   December 31, 1998....          0     0         0      1,875        1,875
                          ---------  ----   -------    -------      -------
Balances at December 31,
 1998...................  7,879,997  $  8   $39,843    $(3,659)     $36,192
                          =========  ====   =======    =======      =======


          See accompanying notes to consolidated financial statements.

                     MASTER GRAPHICS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                            Years ended June 30,   Six months ended  Year ended
                            ---------------------    December 31,   December 31,
                              1996       1997            1997           1998
                            ---------------------  ---------------- ------------
Cash flows from operating
 activities:
 Net earnings (loss)......  $    172  $    (1,273)     $ (3,819)     $   1,875
 Adjustments to reconcile
  net income to net cash
  from operating
  activities:
   Depreciation...........       275          293         1,087          4,998
   Amortization of intan-
    gibles................       330          330           326          1,662
   Deferred compensation
    provision.............         0            0           765             47
   Redeemable warrants ad-
    justment..............         0            0         1,635              0
   Deferred income taxes..        63          163             0            437
   (Gain) loss on disposal
    of equipment..........       (10)           0             0              0
   Extraordinary loss, net
    of tax benefit........         0            0             0          2,098
   Changes in operating
    assets and
    liabilities, net of
    effect of business
    acquisitions:
     Trade accounts
     Receivable...........     (128)      (1,124)          459         (7,411)
     Inventories..........        81         (300)          651          3,937
     Other assets.........      (622)         197          (499)         1,285
     Accounts payable.....       261          797           (15)        (2,322)
     Accrued expenses.....       206          837         1,903         (2,850)
                            --------  -----------      --------      ---------
      Net cash provided by
       (used in) operating
       activities.........       628          (80)        2,493          3,756
                            --------  -----------      --------      ---------
Cash flows from investing
 activities:
 Business acquisitions,
  net of cash acquired....         0      (13,392)      (28,511)       (90,212)
 Purchases of equipment...      (374)      (4,151)         (328)        (2,177)
 Proceeds from sale of
  equipment...............        10            0             0              0
 Repayment of shareholder
  note receivable.........         0            0             0          3,895
                            --------  -----------      --------      ---------
  Net cash used in
  investing activities....      (364)     (17,543)      (28,839)       (88,494)
                            --------  -----------      --------      ---------
Cash flows from financing
 activities:
 Net proceeds from initial
  public offering of
  common stock............         0            0             0         29,822
 Net borrowings (repay-
  ments) on lines of
  credit..................      (272)        (113)          570           (748)
 Net proceeds from issu-
  ance of long-term debt..         0       20,821        27,940         72,606
 Principal payments of
  long-term debt..........      (291)      (1,381)         (778)      (129,846)
 Net proceeds from issu-
  ance of senior notes....         0            0             0        126,100
 Loan costs incurred......         0         (777)         (709)          (845)
                            --------  -----------      --------      ---------
  Net cash provided by
   (used in) financing
   activities.............      (563)      18,550        27,023         97,089
                            --------  -----------      --------      ---------
Net increase (decrease) in
 cash......................     (299)         927           677         12,351
Cash (overdraft) at begin-
 ning of period............     (131)        (430)          497          1,174
                            --------  -----------      --------      ---------
Cash (overdraft) at end of
 period.................... $   (430) $       497      $  1,174      $  13,525
Supplemental Disclosure of
 Cash Flow Information:
Cash paid for:
 Interest.................  $    445  $       312      $  1,780      $   8,980
 Income Taxes.............  $     32  $       156      $     25      $       0

          See accompanying notes to consolidated financial statements.

                     MASTER GRAPHICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   (1) Basis of Presentation

     Master Graphics, Inc. (Master Graphics) and its wholly-owned operating subsidiaries, Premier Graphics, Inc. (Premier) and Harperprints, Inc. (Harperprints), (collectively the "Company") are engaged in the business of commercial printing, with 18 facilities in 12 states at December 31, 1998. Prior to June 1997, the Company was comprised of a holding company, Master Printing, Inc. and its wholly-owned operating subsidiary, B&M Printing, Inc. In June 1997, the sole shareholder of Master Printing, Inc. formed a new corporate holding company, Master Graphics, and merged Master Printing, Inc. into Master Graphics. Contemporaneously, Master Graphics formed a new wholly-owned subsidiary, Premier Graphics, Inc., and merged B&M Printing, Inc. into Premier. Harperprints was acquired in March 1998. References in these consolidated financial statements to the Company for periods prior to the June 1997 transactions described above are to Master Printing, Inc. and B&M Printing, Inc. consolidated. The transactions discussed above were among entities totally controlled by the sole shareholder, and, as such, gave rise to no changes in accounting or reporting, other than an adjustment to the Company's shareholder's equity as a result of changing the par value of common stock from no par value to $0.001 per share.

     The Company operated on a fiscal year ending June 30, through its year ended June 30, 1997. In conjunction with the corporate reorganization described above and the acquisitions and related financings described in Notes 3 and 5 below, the Company changed its fiscal year-end to December 31.

     On May 14, 1998, the Board of Directors of the Company approved a 40,000 to 1 stock split. All references to share and per share amounts in these consolidated financial statements have been retroactively restated to reflect the stock split.

   (2) Summary of Significant Accounting Policies

    (a) Principles of Consolidation

       The consolidated financial statements include the accounts of Master Graphics, Inc. and its wholly-owned subsidiaries after the elimination of intercompany transactions.

    (b) Use of Estimates

       Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates.

    (c) Cash and Cash Equivalents

       Cash and cash equivalents include all highly liquid debt instruments purchased with a maturity of three months or less at the date of acquisition.

    (d) Inventories

       Inventories are stated at the lower of cost (first-in, first-out method) or market.

    (e) Property, Plant and Equipment

       Property, plant, and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from 5 to 39 years. Leasehold improvements are amortized on a straight-line basis over the estimated useful lives of the related property,

                     MASTER GRAPHICS, INC. AND SUBSIDIARIES
  generally fifteen to forty years. Amortization of assets held under capital leases of approximately $225,000 is included with depreciation expense.

  Expenditures that materially increase values or extend the useful lives of assets are capitalized while replacements, maintenance and repairs that do not improve or extend the lives of the respective assets, are charged against income as incurred. Depreciation expense for fiscal years 1996 and 1997, the six months ended December 31, 1997 and the year ended December 31, 1998 was approximately $275,000, $293,000, $1,087,000, and $4,998,000, respectively.

    (f) Intangibles

       Goodwill represents costs in excess of the fair value of the net assets of businesses acquired. Goodwill is being amortized over forty years, using the straight-line method; accumulated amortization of goodwill was approximately $98,000 and $1,198,000 at December 31, 1997 and 1998. In accordance with Statement of Financial Accounting Standards No. 121, long-lived assets, including goodwill, are reviewed for impairment whenever events and circumstances indicate that their carrying value may not be recoverable. Such reviews are performed using estimated undiscounted cash flows over the remaining lives of the assets. No impairment write-downs have been required to date.

       Costs incurred in obtaining long-term financing are deferred and subsequently amortized, using the interest method over the life of the respective financing, as a component of interest expense. Accumulated amortization at December 31, 1997 and 1998 was approximately $90,000 and $356,000, respectively.

    (g) Income Taxes

       The Company follows the asset and liability method for deferred income taxes as required by the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

    (h) Financial Instruments

       The Company's financial instruments recorded on the consolidated balance sheet include cash and cash equivalents, accounts and notes receivable, accounts payable and debt. Because of their short maturity, the carrying amount of cash and cash equivalents, accounts and notes receivable, accounts payable and short-term bank debt approximates fair value. The fair value of long-term debt, which approximates its carrying value, is based on rates available to the Company for debt with similar terms and maturities.

    (i) Revenue Recognition

       Substantially all revenue is recognized when products are shipped to customers.

    (j) Earnings Per Share

       Basic earnings per share for each period presented has been computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding. Diluted earnings per share are calculated by dividing net earnings (loss) by the sum of (1) the weighted-average number of shares outstanding and (2) the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. A reconciliation of calculation of basic and diluted earnings per share is presented in Note 14.

                     MASTER GRAPHICS, INC. AND SUBSIDIARIES

 (k) Reclassifications

       Certain prior year amounts have been reclassified to conform with current year presentation.

 (l) Segment Reporting

       The Company considers its entire business to be in the single reporting segment of general commercial printing.

(3) Acquisitions

     In June 1997, the Company acquired all of the outstanding common stock of Blackwell Lithographers, Inc. and of Lithograph Printing Company of Memphis, and the assets of Sutherland Printing Company. All of these businesses are engaged in commercial printing. The acquisitions were paid for with a combination of cash ($10.4 million), notes given to the sellers ($5.1 million) (see Note 5), and warrants to acquire common stock (valued at $210,000) (see
Note 13). In addition, the Company incurred other acquisition costs totaling approximately $470,000. These acquisitions have been accounted for by the purchase method and, accordingly, the results of operations of Blackwell, Lithograph and Sutherland have been included in the Company's consolidated financial statements from June 19, 1997. The excess of the purchase prices over the fair value of the net identifiable assets acquired of $6.4 million has been recorded as goodwill and is being amortized on a straight line basis over 40 years.

     During the six months ended December 31, 1997, the Company acquired all of the outstanding common stock of the following companies: The Argus Press, Inc. (September 1997); Phoenix Communications, Inc. (December 1997); and Jones Printing Company, Inc (December 1997). All of these businesses are engaged in commercial printing. The acquisitions were paid for with a combination of cash ($17.8 million), notes given to the sellers ($6.2 million) (see Note 5), and warrants to acquire common stock (valued at $1.4 million) (see Note 13). In addition, the Company incurred other acquisition costs totaling approximately $2.3 million. These acquisitions have been accounted for by the purchase method and, accordingly, their results of operations have been included in the Company's consolidated financial statements from their respective acquisition dates. The excess of the purchase prices over the fair value of the net identifiable assets acquired of $24.9 million has been recorded as goodwill and is being amortized on a straight line basis over 40 years.

     During 1998, the Company acquired eight businesses, primarily by stock purchases, which are engaged in general commercial printing. The businesses acquired were Harperprints, Inc., Hederman Brothers, Inc., and Phillips Litho Company, Inc. (March 1998); McQuiddy Printing Company, Inc. (May 1998); Golden Rule Printing (August 1998); The Printing Company and Stephenson Incorporated (September 1998); and Technigrafiks, Inc. (December 1998). These acquisitions were paid for with a combination of cash ($45.6 million), sellers' notes ($3.7 million), common stock (valued at $1.3 million) and warrants to acquire common stock (valued at $0.8 million). In addition, the Company incurred other acquisition costs totaling approximately $.9 million. All of these acquisitions have been accounted for by the purchase method, and accordingly, the results of their operations have been included in the company's consolidated financial statements from their respective acquisition dates. The aggregate excess of the purchase prices over the fair value of the net assets acquired of approximately $34.4 million has been recorded as goodwill and is being amortized on the straight-line method over forty years.

     As a part of their respective acquisition agreements, the Company has agreed to pay the former owners of eight of the acquired businesses additional cash purchase price consideration, based on their surpassing certain cash flow based targets which generally exceed the pre-acquisition performances of those businesses. The measurement periods range from one to four years of post-acquisition operations. Management believes that the aggregate maximum payout will not exceed $27 million and that the actual amount is likely to be considerably less. Payments will primarily be due in 1999-2001. Such payments would be recorded as additional goodwill to be amortized over its remaining life.

                     MASTER GRAPHICS, INC. AND SUBSIDIARIES

     The following unaudited pro forma financial information presents the combined results of operations of Master Graphics and the acquired businesses as if the acquisitions and financings, including the issuances of common stock and Senior Notes, had occurred as of January 1, 1997, and January 1, 1998, after giving effect to certain adjustments, including amortization of goodwill, adjusted depreciation expense and increased interest expense on debt related to the acquisitions. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had Master Graphics and the acquired businesses constituted a single entity during such periods (in thousands, except per share amounts).


                                                    Years ended December 31,
                                                    ------------------------
                                                      1997        1998
                                                    ---------  ----------
   Net revenue..................................... $ 215,077  $ 221,955
   Operating income................................    13,768     19,175
   Interest expense................................    18,431     18,431
   Net earnings (loss).............................    (4,196)     1,023
   Net earnings (loss) per share
     Basic......................................... $   (1.05) $    0.10
     Diluted....................................... $   (1.05) $    0.10

(4) Initial Public Offering

     In June 1998, the Company completed an initial public offering of 3,400,000 shares ($.001 par value; 100,000,000 shares authorized) of common stock at $10.00 per share. Proceeds of the initial public offering were used to repay $4.3 million of indebtedness owed to Sirrom Capital, to repay $25.0 million of the indebtedness owed to its senior lender and to pay $1.5 million of acquisition advisory fees deferred until the completion of the offering. The write-off of related deferred loan costs ($.6 million) and unamortized debt discounts ($3.0 million) has been recorded as a $2.1 million extraordinary loss, net of tax of $1.5 million.

(5) Long-Term Debt

     Long-term debt consisted of (in thousands):

                                                                 December 31,
                                                               ----------------
                                                                1997     1998
                                                               ------- --------
  Senior Notes................................................ $     0 $130,000
  Credit Facilities:
   Term Debt..................................................  47,805      262
   Working Capital Debt.......................................     570        0
  Sellers' notes..............................................  15,870   16,599
  Sirrom Capital Corporation note.............................   4,300        0
  Capital leases..............................................   2,343    2,297
  Other.......................................................     176      622
                                                               ------- --------
                                                                71,064  149,780
  Less unamortized debt discount..............................   1,746    4,633
                                                               ------- --------
                                                                69,318  145,147
  Less current maturities.....................................   3,834      924
                                                               ------- --------
                                                               $65,484 $144,223
                                                               ======= ========

  In December 1998, the Company's primary operating subsidiary, Premier Graphics, issued $130 million senior notes (Senior Notes). The approximate $125.6 million of net proceeds from issuance were used to (1) repay the outstanding borrowings under Premier Graphics acquisition credit facility ($88.6 million); (2) repay $4.8 million of sellers' notes; (3) repay outstanding borrowings under Premier Graphics' working capital line of credit ($6.5 million); and (4) acquire Technigrafiks, Inc., a general commercial printing

                     MASTER GRAPHICS, INC. AND SUBSIDIARIES
company, for $12.0 million; the remaining $13.7 million was available for general corporate purposes, and in March, 1999 was effectively used to partially finance acquisitions (see Note 17). The Senior Notes are guaranteed by Master Graphics and by Harperprints, Inc., the Company's other operating subsidiary. The Senior Notes mature in December 2005 and bear interest at 11 1/2 percent payable semi-annually. The Senior Notes are redeemable, in whole or in part, beginning in December 2002 at a premium of 5.75%, declining to 2.875% in December 2003 and to the face amount in December 2004. Additionally, during the first three years after issuance, the Company may redeem up to 35% of the aggregate principal amount of the Senior Notes with the net proceeds of equity offerings; the redemption price would include an 11.5% premium.

     The Company, through its primary operating subsidiary, Premier Graphics, has borrowed term debt under various loan and security agreements (Term Debt) from its senior secured lender. Proceeds from the loan agreement have been primarily used for acquisitions described in Note 3. At December 31, 1997, the loan balance under its Term Debt was $47.8 million. After four acquisitions in 1998, the Term Debt balance reached approximately $85 million. Proceeds from the Company's initial public offering were in part used to pay the Term Debt down to approximately $60 million. Subsequent to its initial public offering and after an additional three acquisitions in 1998, the Company's Term Debt reached approximately $90 million. Proceeds from its Senior Notes offering were used to substantially repay the outstanding balance under its Term Debt. At December 31, 1998, the loan balance under its Term Debt was $.3 million. In conjunction with the acquisitions and financings thereof, the Company incurred fees of approximately $2.3 million. The Company also issued to the senior lender common stock warrants that are described in Note 12.

     The Company, through its operating subsidiary, Premier Graphics, has borrowed working capital funds (Working Capital Debt) from a commercial bank and finance company. At December 31, 1997, the loan balance under its Working Capital Debt was $.6 million. At December 31, 1998, there was no loan balance under its Working Capital Debt.

     As a part of the Senior Notes Offering, the Company received a non-binding term sheet from a finance company for a new $80 million senior secured credit facility to replace the previous Term Debt facilities and Working Capital Debt. The new senior credit facility is more fully described in Note 17.

     The Company has financed a portion of the purchase price paid for certain of the acquired businesses by issuing unsecured subordinated notes (Seller Notes) to the former owners of those companies. The Company also issued
$5.3 million of unsecured subordinated noted to the former owners of Hederman and Phoenix that replaced notes between such companies and their owners. In general, the Seller Notes (i) bore interest at 12% per annum payable quarterly,
(ii) were subject to prepayment at the option of Master Graphics upon payment of a penalty which equaled or exceeded 20% of the amount prepaid; and (iii) matured seven years from the date of issuance. In connection with closing of the Senior Notes offering, the holders of approximately $12 million of Seller Notes agreed to exchange their existing notes for new unsecured subordinated notes with the following features: (i) balloon maturity date of June 30, 2006;
(ii) monthly interest payments at 12% per annum if paid when due, or if not paid when due interest will accrue at 16% per annum until all accrued interest has been paid; (iii) no restrictive covenants; and (iv) no rights or remedies against the Company until maturity. As noted above, $4.8 million of Seller Notes were repaid with a portion of the net proceeds of the Senior Notes offering.

  In June 1997 the Company borrowed $4.3 million from Sirrom Capital Corporation ("Sirrom") to partially finance its June 1997 business acquisitions described on Note 3. The loan bore interest at 13.25%, payable monthly and was subject to a security agreement, with collateral consisting of all equipment, inventory, accounts receivable, and intangible assets. In conjunction with the obtaining of the loan, the Company paid a processing fee of $107,500 and issued to Sirrom a common stock warrant more fully described in Note 13. As discussed in Note 4 above, the Sirrom note was repaid with a portion of the net proceeds of the June 1998 initial public offering.

                     MASTER GRAPHICS, INC. AND SUBSIDIARIES

     The Senior Notes Indenture includes restrictive covenants which limit Premier's ability to pay dividends or make distributions to Master Graphics, make investments, incur additional debt, issue preferred stock, incur liens, enter into sale-leaseback, consolidation, merger, conveyance, lease or transfer transactions, enter into transactions with affiliates, and engage in unrelated businesses; the covenants also may require the repurchase of Senior Notes with the proceeds of the sale of significant amounts of assets.

     Under its acquisition line of credit and its working capital line of credit, Premier is required to maintain certain financial ratios, including tests related to net worth, EBITDA, interest coverage, fixed charge coverage and leverage ratios. Premier is also subject to affirmative and negative covenants which, among other things, limit capital expenditures and the payment of dividends, and require certain debt repayments based on 50% of annual excess cash flows, as defined.

     The aggregate maturities of long-term debt, including capital lease obligations, for each of the five years subsequent to December 31, 1998 are as follows: 1999, $.9 million; 2000, $.6 million; 2001, $.4 million; 2002, $.4 million; 2003, $.9 million; thereafter, $146.6 million. In March, 1999, the Company incurred additional acquisition debt of $18.5 million and assumed $4.3 million of debt of an acquiree. In addition, the Company agreed to certain modifications to the amortization of term loans under the credit facility. These subsequent events are not reflected in the maturities shown above.

   (6) Property, Plant and Equipment

     Property, plant and equipment (in thousands) was comprised of the following:

                                                                 December 31,
                                                                ---------------
                                                                 1997    1998
                                                                ------- -------
  Land......................................................... $   176 $   486
  Buildings....................................................   1,386   3,830
  Leasehold improvements.......................................     991   1,115
  Machinery and equipment......................................  29,508  75,602
  Furniture and fixtures.......................................   2,275   3,331
  Vehicles.....................................................     703   1,374
                                                                ------- -------
                                                                 35,039  85,738
  Less accumulated depreciation................................   5,489  10,487
                                                                ------- -------
                                                                $29,550 $75,251
                                                                ------- -------

   (7) Leases

     The Company is obligated under various capital leases for certain machinery and equipment that expire at various dates during the next 5 years. At December 31, 1998, the gross amount of machinery and equipment and related accumulated amortization recorded under capital leases were approximately $2,721,000 and $254,000, respectively. The recorded liability for capital leases is classified as long-term debt.

                     MASTER GRAPHICS, INC. AND SUBSIDIARIES

     The Company also has various non-cancelable operating leases, primarily for facilities and printing equipment that expire over the next seven years. Rental expense for operating leases during fiscal years 1996 and 1997, the six months ended December 31, 1997, and the year ended December 31, 1998 totaled approximately $410,000, $1,050,000, $398,000, and $2,267,000 respectively.
Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of December 31, 1998 are:

                                                Capital Leases Operating Leases
                                                -------------- ----------------
Year ending December 31,
 1999..........................................     $  670         $ 3,564
 2000..........................................        589           3,440
 2001..........................................        471           3,246
 2002..........................................        430           3,267
 2003..........................................        412           2,605
 Later years, through 2005.....................        296           6,418
                                                    ------         -------
  Total minimum lease payments.................      2,868         $20,740
                                                                   =======
 Less amount representing interest (at rates
  ranging from 5.0% to 11.5%)..................        571
 Present value of net minimum capital lease
  payments.....................................      2,297
 Less current installments of obligations under
  capital leases...............................        472
                                                    ------
 Obligations under capital leases, excluding
  current installments.........................     $1,825
                                                    ======

   (8) Retirement Plans

     The Company has retained the acquired companies' existing employee benefit plans, primarily 401(k)-type arrangements with the Company matching amounts. The Company's benefit plan expense for the plans was approximately $37,000, $40,000, $24,000, and $348,000 for the years ended June 30, 1996 and 1997, the six months ended December 31, 1997, and the year ended December 31, 1998.

     Of those retirement plans, there is one defined benefit plan covering employees of the Hederman Division, which represents approximately 100 of the Company's 1,600 total employees. As of December 31, 1998, the plan had a pension benefit obligation of $1.9 million, plan assets of $2.2 million and prepaid pension cost of $.8 million recorded in other non-current assets. Related net pension cost (credit) for the period was $(58,000).

   (9) Related Party Transactions

     As of December 31, 1997, the Company sold to its majority shareholder certain of B&M Printing's printing equipment that was considered to be redundant as a result of the various 1997 acquisitions. The equipment was sold at its net book value ($2.8 million), which the Company believes approximated its fair market value. The Company received a promissory note for the sale amount, which was classified as an other asset at December 31, 1997. The note was repaid in 1998. The Company's majority shareholder also had a $950,000 note payable to the Company at December 31, 1997; the note was repaid in 1998.

     The Company has leasing arrangements with its president and with certain of the former owners of the acquired companies (each of whom is a current employee of the Company) for certain plant facilities. The Company's aggregate annual obligation under these operating lease agreements is approximately $2.1 million, and the agreements generally expire from 2000 through 2007.

                     MASTER GRAPHICS, INC. AND SUBSIDIARIES

   (10) Income Taxes

     Income tax expense (benefit) consists of (in thousands):

                            Years Ended June 30,  Six Months Ended  Year Ended
                            --------------------    December 31,   December 31,
                               1996       1997          1997           1998
                            ---------- ---------- ---------------- ------------
 Income tax (benefit) from:
   Net earnings (loss)
    before extraordinary
    item................... $      161 $      25        $20          $   628
   Extraordinary loss......          0         0          0           (1,458)
                            ---------- ---------        ---          -------
                            $      161 $      25        $20          $  (830)
                            ========== =========        ===          =======

                                                        Current Deferred Total
                                                        ------- -------- -----
 Year ended June 30, 1996:
   U.S. Federal........................................  $ 148   $  19   $ 167
   State and local.....................................     13     (19)     (6)
                                                         -----   -----   -----
                                                         $ 161   $   0   $ 161
                                                         =====   =====   =====

 Year ended June 30, 1997:
   U.S. Federal........................................      0       0       0
   State and local.....................................      0      25      25
                                                         -----   -----   -----
                                                         $   0   $  25   $  25
                                                         =====   =====   =====

 Six months ended December 31, 1997:
   U.S. Federal........................................      0       0       0
   State and local.....................................     20       0      20
                                                         -----   -----   -----
                                                         $  20   $   0   $  20
                                                         =====   =====   =====

 Year ended December 31, 1998:
   U.S. Federal........................................   (199)   (578)   (777)
   State and local.....................................    (53)      0     (53)
                                                         -----   -----   -----
                                                         $(252)  $(578)  $(830)
                                                         =====   =====   =====


     Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent to pretax income as a result of the following:

                                    Years ended   Six months ended  Year ended
                                      June 30,      December 31,   December 31,
                                    ------------  ---------------- ------------
                                    1996   1997         1997           1998
                                    ----- ------  ---------------- ------------
Computed "expected" tax expense.... $ 113 $ (424)     $(1,292)        $ 355
Increase (reduction) in income
 taxes resulting from:
 Change in the beginning-of-the-
  year balance of the valuation
  allowance for deferred tax assets
  allocated to income tax expense..     0    527        1,272          (951)
 State and local income taxes, net
  of federal income tax benefit....    13    (49)        (150)          (35)
 Effect of S-Corporation termina-
  tion.............................     0      0         (318)            0
 Warrants valuation adjustment.....     0      0          556             0
 Other, net........................    35    (29)         (48)         (199)
                                    ----- ------      -------         -----
                                    $ 161 $   25      $    20         $(830)
                                    ===== ======      =======         =====

                     MASTER GRAPHICS, INC. AND SUBSIDIARIES

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1998 are presented below.

                                                                December 31,
                                                               ---------------
                                                                1997     1998
                                                               -------  ------
Deferred tax assets:
 Accounts receivable principally due to allowance for doubtful
  accounts.................................................... $   136  $  417
 Income tax loss carryforwards and tax credit carryforwards...   1,467   1,482
 Vacation accrual.............................................       0     264
 Alternative minimum tax credit carryforwards.................      80      80
 Deferred compensation........................................     253     357
 Other........................................................     218     376
                                                               -------  ------
  Total gross deferred tax assets.............................   2,154   2,976
Less valuation allowance......................................  (1,800)   (849)
                                                               -------  ------
Net deferred tax assets.......................................     354   2,127

Deferred tax liabilities:
 Plant and equipment, principally due to differences in
  depreciation and capitalized interest.......................     381   6,620
 Purchase accounting adjustments..............................   2,028   1,878
 Other........................................................      50     126
                                                               -------  ------
Total gross deferred liabilities..............................   2,459   8,624
                                                               -------  ------
Net deferred tax liability.................................... $ 2,105  $6,497
                                                               =======  ======

   The valuation allowance for deferred tax assets as of December 31, 1997 and 1998 was $1,800,000 and $849,000, respectively. The net change in the total valuation allowance for the year ended December 31, 1997 and the year ended December 31, 1998 was a decrease of $951,000 due to a net operating loss and alternative minimum tax credit carryforwards. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 1998.

     At December 31, 1998, the Company has net operating loss carryforwards for federal income tax purposes of approximately $4 million which are available to offset future federal taxable income, if any, through 2010. In addition, the Company has alternative minimum tax credit carryforwards of approximately $80,000 which are available to reduce future federal regular income taxes, if any, over an indefinite period.

   (11) Other Liabilities

     As of December 31, 1997, the Company entered into deferred compensation agreement with its executive officers. In the aggregate, these agreements obligate the Company to pay a total of $1,000,000 to those officers on December 31, 2002. The agreements allow the officers to receive 100,000 shares of common stock in lieu of cash. Such calls, for settlement in stock, may be exercised at any time. The net present values of the ultimate obligation of $1.0 million was accrued as compensation as of December 31, 1997, with the discount being amortized as additional compensation over the five year life of the agreement; the net present value at December 31, 1997 and 1998 was approximately $766,000 and $813,000, respectively. An early exercise of the calls by the officers would result in an acceleration of the discount amortization.

                     MASTER GRAPHICS, INC. AND SUBSIDIARIES

(12) Redeemable Preferred Stock

     The company and its senior lender effectively entered into an exchange in March 1998, whereby the Company issued 177,776 shares of its newly created Series A Cumulative Convertible Preferred Stock, par value $0.001 ("Series A Preferred Stock") in exchange for the senior lender's warrant to purchase a 4% interest in the Company's outstanding common stock. The Series A Preferred Stock carries an annual dividend rate of 5% of its liquidation value ($12.8125 per share); dividends are payable quarterly. The Series A Preferred Stock is convertible into common stock at the holder's option at a ratio of 1 share of common stock per each share of Series A Preferred Stock. The Series A Preferred Stock is redeemable by the holder at the end of seven years at a price effectively equal to the greater of its liquidation value or the fair value of the underlying common stock on an as-if converted basis. The Series A Preferred Stock has been classified out of stockholders' equity because of certain holder put features that are out of the control of the Company. The preferred stock was initially recorded at its fair value at the date of issuance (approximately $1.35 million) and is being accreted to its mandatory redemption value.

(13) Shareholders' Equity

     The Company has reserved 2,976,918 shares of common stock for their issuance upon the conversion of its Series A Preferred Stock, the exercise of its seller and lender warrants, and the exercise of its stock options.

   Sellers' Warrants and Rights

     As part of the consideration given in certain of the acquisitions, the Company issued common stock warrants to the sellers. The terms of warrants were generally the same, stating that the seller would have the ability to exercise his warrant at any time during the ten years subsequent to an initial public offering of common stock (June 1998). The exercise price is the initial public offering price ($10 per share), and the shares obtainable are generally the face amount of the sellers' notes divided by the initial public offering price (231,000 shares). The estimated fair value of the warrants at the dates of issuance, which totaled $1.6 million and $2.4 million at December 31, 1997 and 1998, respectively, has been recorded in shareholders' equity as additional paid-in capital.

     In connection with the acquisition of B&M Printing and relating financing, the Company gave rights to acquire common stock to the former owners of B&M Printing. As of December 31, 1998 rights to acquire 43,000 shares of common stock at $10 per share were outstanding; the rights will expire in June, 2001.

   Lenders' Warrants

     In connection with the obtaining of a loan to partially fund its June 1997 acquisitions, the Company issued a common stock warrant to Sirrom. The warrant granted Sirrom the right to acquire shares of common stock equivalent to six percent of the Company's outstanding shares on a diluted basis on the date of exercise, at exercise price of $0.01. In March 1998, Sirrom exercised the warrant and was issued 266,664 shares of common stock.

     In connection with the obtaining of acquisition financing under its loan and security agreement, the Company issued to its senior lender a warrant to acquire a fully-diluted four percent interest in its outstanding common stock for a total purchase price of $100. The Senior Lender was granted a right to put the warrant back to the Company under certain conditions. The redemption price of the warrant was its current market value (as defined) on the date of redemption. In March 1998, this warrant was exchanged for redeemable, convertible preferred stock (see Note 12).

     Because both of the lenders' warrants described above gave the holders the right to put the warrants back to the Company for cash, these instruments were recorded, at their respective fair values at the dates of issuance, as redeemable common stock warrants in the accompanying consolidated balance sheet, and therefore were initially excluded from shareholders' equity. The initial fair market value of the lenders' warrants was netted against the related debt and will be amortized as a component of interest expense over the life of the

                     MASTER GRAPHICS, INC. AND SUBSIDIARIES
debt. The carrying value of the redeemable common stock warrants was adjusted to fair value, with a corresponding charge to other expense in the statement of operations in accordance with EITF Issue No. 96-13 until their respective exercise and exchange as described above. Additionally, upon their exercise and exchange, the carrying values of those warrants was reclassified to additional paid-in capital and redeemable preferred stock, respectively.

  In connection with the obtaining of certain acquisition financing in March 1998, the Company issued to its senior lender a warrant to acquire 220,000 shares of common stock. The warrant expires, if unexercised, on September 26, 2007. The senior lender was granted demand and piggyback registration rights. The Company has the option to call the warrant under certain conditions, including the passage of five years, at a price equal to the warrant's current market value at that date. This instrument was recorded at its fair value at the date of issuance as additional paid-in capital. The initial fair market value of this warrant was netted against the related debt, and the resulting discount was being amortized as a component of interest expense over the life of the debt. As discussed above in Note 4, the remaining unamortized discount was written off upon the extinguishment of the related debt in June 1998.

   Stock Options

  During 1998, the Company adopted the 1998 Equity Compensation Plan, which provides for grants of stock options, stock appreciation rights, and restricted stock to selected employees, officers, directors, consultants, and advisers to the Company. The plan authorizes the issuance of up to 750,000 shares of the Company's common stock. As of December 31, 1998, options to purchase 722,363 shares had been granted to employees of the Company. The exercise price for all shares under option is the fair market value on the grant date ($10 per share). The options vest over three years, and will expire, if unexercised, from five to ten years from the grant date. The weighted average remaining contractual life of the options is 5.9 years.

     During 1998, the Company also adopted the 1998 Non-Employee Director Stock Option Plan, which authorizes the issuance of up to 50,000 shares of common stock. Under this plan, non-employee directors have been granted options covering 2,000 shares of common stock; the options vest over 3 years and may be exercised over the five-year period following the grant. The exercise price is the fair market value of the common stock at the date of grant ($10 per share).

     Changes in outstanding options under the Plans during the year ended December 31, 1998 and options exercisable at December 31, 1998 are as follows:

Outstanding at December 31, 1997........................................       0
  Granted .............................................................. 724,363
  Exercised.............................................................       0
  Canceled or expired...................................................  10,934
                                                                         -------
Outstanding at December 31, 1998........................................ 713,429
                                                                         =======
Exercisable at December 31, 1998 at $10.00..............................       0
                                                                         =======

     The Company accounts for its stock based employee compensation plans in accordance with Accounting Principals Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation cost has been recognized for fixed stock-option plans. In accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," a valuation using the fair-value-based accounting method has been made for stock options issued in 1998. That valuation was performed using the Black-Scholes option-pricing model.

     The Company's options were valued assuming a risk-free interest rate of 4.87% as of their issuance date in 1998, a dividend yield of 0%, an average expected-option life of 5.6 years, and volatility of 78.5%. The

                     MASTER GRAPHICS, INC. AND SUBSIDIARIES
valuation determined a per share weighted-average fair value for the options granted during 1998 of $2.66. Had those options been accounted for using the fair-value method, they would have resulted in additional compensation cost in 1998 of $0.3 million; net earnings would have been $1.7 million ($0.25 per share basic and $0.24 per share diluted).

   (14) Earnings Per Share

     Basic earnings per share are calculated by dividing net earnings less preferred stock dividend and discount accretion by the weighted average number of common shares outstanding. For the years ended June 30, 1996 and 1997, and the six months ended December 31, 1997, there were 4,000,000 basic weighted average shares outstanding; for the year ended December 31, 1998, there were 6,130,117 basic weighted average shares outstanding. There were no potentially dilutive equity instruments outstanding in the years ended June 30, 1996 and 1997. Exercise of potential equity securities, including warrants, has not been reflected in the computation of diluted EPS for the six months ended December 31, 1997 because their impact would have been antidilutive. Conversion of the preferred stock is not assumed in the 1998 diluted earnings per share calculations, as the effect is anti-dilutive on an incremental basis. Exercise of employee stock options and certain other warrants are not assumed because their 1998 effect would be anti-dilutive using the treasury stock method. For the six months ended December 31, 1997 and the year ended December 31, 1998, the diluted weighted average shares outstanding were 4,000,000 and 6,367,340, respectively. Following is a reconciliation of the numerator and denominator of the earnings (loss) per share (EPS) computations (in thousands except shares and per share amounts):

                            Years ended June 30,   Six months ended  Year ended
                            ---------------------    December 31,   December 31,
                               1996       1997           1997           1998
                            ---------- ----------  ---------------- ------------
Net earnings (loss) before
 extraordinary loss.......  $      172 $   (1,273)    $   (3,819)    $    3,973
Less preferred stock
 dividends................           0          0              0            (84)
Less accretion of
preferred stock discount..           0          0              0            (87)
                            ---------- ----------     ----------     ----------
Net earnings (loss) before
 extraordinary loss
 applicable to common
 shares...................         172     (1,273)        (3,819)         3,802
Extraordinary loss........           0          0              0         (2,098)
                            ---------- ----------     ----------     ----------
Net earnings (loss)
 applicable to common
 shares...................  $      172 $   (1,273)    $   (3,819)    $    1,704
                            ========== ==========     ==========     ==========
Basic:
 Weighted average common
  shares outstanding......   4,000,000  4,000,000      4,000,000      6,130,117
                            ========== ==========     ==========     ==========
 Basic earnings (loss) per
  share before
  extraordinary loss......  $     0.04 $    (0.32)    $    (0.95)    $     0.62
                            ========== ==========     ==========     ==========
 Basic loss per share--
  extraordinary loss......        0.00       0.00           0.00          (0.34)
                            ========== ==========     ==========     ==========
 Basic earnings (loss) per
  share...................  $     0.04 $    (0.32)    $    (0.95)    $     0.28
                            ========== ==========     ==========     ==========
Diluted:
 Weighted average common
  shares outstanding......   4,000,000  4,000,000      4,000,000      6,130,117
  Assumed exercise of
  warrants................           0          0              0        237,223
                            ---------- ----------     ----------     ----------
                             4,000,000  4,000,000      4,000,000      6,367,340
                            ========== ==========     ==========     ==========
 Diluted earnings (loss)
  per share before ex-
  traordinary loss........  $     0.04 $    (0.32)    $    (0.95)    $     0.60
                            ========== ==========     ==========     ==========
 Diluted loss per share--
  extraordinary loss......        0.00       0.00           0.00          (0.33)
                            ========== ==========     ==========     ==========
 Diluted earnings (loss)
  per share...............  $     0.04 $    (0.32)    $    (0.95)    $     0.27
                            ========== ==========     ==========     ==========

                     MASTER GRAPHICS, INC. AND SUBSIDIARIES

(15) Other Financial Information

     Accrued expenses (in thousands) consist of the following:

                                                                   December 31,
                                                                   -------------
                                                                    1997   1998
   Accrued compensation........................................... $1,841 $2,666
   Accrued interest...............................................    438  1,181
   Accrued acquisitions costs.....................................  1,852    183
   Other accrued expenses.........................................  2,358  1,510
                                                                   ------ ------
                                                                   $6,489 $5,540
                                                                   ====== ======

  The allowance for doubtful accounts was $662,000 and $1,182,000, at December 31, 1997 and 1998, respectively.

(16) Wholly-owned Operating Subsidiaries

     Master Graphics is a holding company with no operating assets or operations. Premier Graphics, its primary operating subsidiary, is the primary obligor for the Senior Notes. The Senior Notes are fully and unconditionally guaranteed on a joint and several basis by Master Graphics and Harperprints, Master Graphics' only other subsidiary which was merged into Premier Graphics in March 1999. Premier was acquired in late June, 1997, and Harperprints was formed in late March, 1998. Following is summarized combined financial information of Premier and Harperprints, as of December 31, 1997 and 1998 and for the six-month period and year then ended (in thousands).

                                            December 31, 1997 December 31, 1998
                                            ----------------- -----------------
Balance sheet data:
  Current assets...........................     $ 24,657          $ 62,956
  Property, plant and equipment............       29,351            74,943
  Goodwill, net............................       27,653            63,771
  Due from Shareholder ....................       24,084            46,025
  Other non-current assets.................        2,908             1,523
                                                --------          --------
    Total assets...........................     $108,653          $249,218
                                                ========          ========

  Current liabilities, including current
   installments of long-term debt of $3,721
   and 924 in
   1997 and 1998...........................     $ 15,044          $ 16,327
  Long-term debt, net......................       46,793           127,624
  Other liabilities........................        2,049             3,551
                                                --------          --------
    Total liabilities......................       63,886           147,502
  Stockholders' equity.....................       44,767           101,716
                                                --------          --------
    Total liabilities and stockholders'
     equity................................     $108,653          $249,218
                                                ========          ========



                                             Six months ended     Year ended
                                             December 31, 1997 December 31, 1998
                                             ----------------- -----------------
Statement of operations data:
  Net revenue...............................      $32,394          $163,277
  Gross profit..............................        5,926            41,937
  Operating income..........................        1,248            14,864
  Interest expense..........................        2,181             9,677
  Income tax expense (credit)...............           20               628
  Extraordinay (loss).......................            0            (2,098)
  Net earnings (loss).......................       (2,471)            1,181


                     MASTER GRAPHICS, INC. AND SUBSIDIARIES

     The following unaudited pro forma financial information presents the combined results of operations of Premier and Harperprints and the businesses acquired in 1997 and 1998 as if the acquisitions and related financings, including the initial public offering of Master Graphics common stock and the Senior Notes offering had occurred as of January 1, 1997 and January 1, 1998, after giving effect to certain adjustments, including amortization of goodwill, adjusted depreciation expense and increased interest expense on debt related to the acquisitions. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had Premier Graphics and the acquired businesses constituted a single entity during such periods (in thousands).

Years ended December 31,                                       1997      1998
------------------------                                     --------  --------
Net revenue................................................. $215,077  $221,955
Operating income............................................   13,768    19,985
Depreciation and amortization...............................    9,271     9,455
Net earnings (loss) ........................................   (2,226)    3,734

     Management believes that there are specific items included in the acquirees' results of operations which are non-recurring and which, if removed from the pro forma results noted above, would increase earnings by $1.2 million and $1.3 million for the years ended December 31, 1997 and 1998, respectively.

(17) Subsequent Events

     In March 1999, the Company acquired all of the outstanding common stock of Woods Lithographics, Inc. and Columbia Graphics Corporation. In addition, in March, 1999, the Company acquired substantially all of the assets of White Arts, Inc. All of these businesses are engaged in general commercial printing. The three acquisitions were paid for with a combination of cash ($30.7 million), assumption of debt ($4.3 million) and issuance of 43,029 shares common stock (valued at $.25 million). These acquisitions will be accounted for by the purchase method and, accordingly, the results of operations will be included in the Company's 1999 consolidated financial statements from their respective acquisition dates in 1999. The estimated excess of the purchase prices over fair value of the net identifiable assets acquired is estimated to be approximately $9.1 million, which will be recorded as goodwill and amortized on a straight line basis over 40 years.

     Approximately $13 million of the cash portion of the acquisitions was funded by the remaining cash from the Company's Senior Notes offering. The balance of approximately $18.5 million was funded from the Company's senior credit facility.

     In March 1999, the Company completed an amendment to its senior secured credit facility. Pursuant to the agreement, the facility consists of two term loans ("Term Loan A" and "Term Loan B") each of $30 million and a revolving credit facility ("Revolver") of $20 million. Term Loan A bears interest, payable monthly, at a floating rate equal to LIBOR plus 2.5% (7.5% at December 31, 1998), and Term Loan B bears interest, payable monthly, at a floating rate equal to LIBOR plus 3.0% (8.0% at December 31, 1998). Term Loan A matures in March 2004, and principal is payable based on a five year amortization. Term Loan B matures in March 2005 with quarterly principal payments based on amount of principal outstanding with a final balloon payment at maturity. The annual amortization of the $18.5 million borrowed in March 1999 will approximate $2.6 million for each of the next five years. The Revolver, which contains certain borrowing base limitations, bears interest at LIBOR plus 2.5% and is repayable in full in March 2004.

                     MASTER GRAPHICS, INC. AND SUBSIDIARIES

     The security for the facility includes a lien on all of the assets of Premier and Harperprints, as well as a pledge by Master Graphics on all of the issued and outstanding stock of Premier and Harperprints. The facility includes a prepayment penalty of 3% of the amount prepaid during the first year of the loan, 2% during the second year, 1% during the third year, and no prepayment penalty after March 2002.

     Under the facility, the Company is required to maintain certain financial tests and ratios including, but not limited to a covenant requiring a minimum level of prepayment to Term Loan A and Term Loan B based on 50% of annual excess cash flows, as defined.

     In March, 1999, Harperprints was merged into Premier Graphics; as a result, Premier is sole subsidiary of Master Graphics.