Form 10-K/A
period 1998-12-31
MASTER GRAPHICS INC
filed 1999-04-14
CIK 1059363

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A
                                Amendment No. 1
(Mark One)

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     December 31, 1998
                            ---------------------

                                       or

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------    ----------------

Commission file number  000-24411
                       -----------


                             MASTER GRAPHICS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Tennessee                                      62-1694322
      -----------------------------                       -------------------
       State or other jurisdiction                          (I.R.S. Employer
      incorporation or organization                       Identification No.)


6075 Poplar Avenue, Suite 401, Memphis, Tennessee                 38119
-------------------------------------------------               ----------
(Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code   (901) 685-2020
                                                    ----------------

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

                               EXPLANATORY NOTES

     The Registrant hereby amends and restates in its entirety Item 1 of Part I of its Annual Report on Form 10-K to correctly set forth the acquisition dates in the table provided under the subheading "--Acquired Companies."

     The Registrant hereby amends and restates in its entirety Item 6 of Part II of its Annual Report on Form 10-K (1) to provide summarized unaudited income statement information for the six months ended December 31, 1996, and (2) to provide the depreciation and amortization expense for the year ended
December 31, 1998 which was inadvertently omitted from the Form 10-K.

     The Registrant hereby amends and restates in its entirety Item 7 of Part II of its Annual Report on Form 10-K (1) to provide a discussion of the Registrant's income tax situation, and (2) to expand the discussion of the risks to the Registrant's business and operations of Year 2000 issues.

     The Registrant hereby amends and restates in its entirety the Financial Statements of Master Graphics, Inc. and subsidiaries set forth on pages F-1 to F-21 of its Annual Report on Form 10-K (1) to correctly state the amount of the total minimum operating lease payments in Note 7 of such consolidated financial statements, (2) to expand the description of the change in the valuation allowance in note 10 to the consolidated financial statements, (3) to provide a statement in note 13 to the consolidated financial statements that no warrants or rights of the Registrant were exercised as of the date of the consolidated financial statements, and (4) to include summarized unaudited income statement information for the six months ended December 31, 1996 in note 15 to the consolidated financial statements.

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

Acquired Companies


                                   Year
Acquired Company                  Founded          Location               Date Acquired
------------------------------    -------  -----------------------        -------------
Blackwell Lithographers.......     1932    Jackson, Mississippi           June 1997
Lithograph Printing...........     1947    Memphis, Tennessee             June 1997
Sutherland Printing...........     1940    Montezuma, Iowa                June 1997
                                           Ozark, Missouri
The Argus Press...............     1922    Chicago, Illinois              September 1997
Phoenix Communications........     1960    Atlanta, Georgia               December 1997
Jones Printing................     1947    Chattanooga, Tennessee         December 1997
Hederman Brothers.............     1898    Jackson, Mississippi           March 1998
Phillips Litho................     1973    Springdale, Arkansas           March 1998
Harperprints..................     1974    Henderson, North Carolina      March 1998
McQuiddy Printing Company.....     1903    Nashville, Tennessee           May 1998
Golden Rule Printing..........     1978    Huntsville, Alabama            August 1998
The Printing Company..........     1983    Indianapolis, Indiana          September 1998
Stephenson Printing...........     1953    Alexandria, Virginia           September 1998
Technigrafiks.................     1977    Houston, Texas                 December 1998
Woods Lithographics...........     1978    Phoenix, Arizona               March 1999
White Arts....................     1945    Indianapolis, Indiana          March 1999
Columbia Graphics.............     1977    Chicago, Illinois              March 1999


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

Item 6.  Selected Financial Data.

     The following table sets forth selected financial and operating information on an historical basis for Master Graphics and its predecessor. The following information should be read in conjunction with the historical financial statements of Master Graphics, including the related notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.

                                                                                          Six Months
                                                                                            Ended
                                                 Year ended June 30, (1)                  December 31,      Year ended
                                     ---------------------------------------------     ----------------     December 31,
                                      1994         1995         1996        1997        1996     1997          1998
                                            (in thousands, except per share amounts)
Income Statement Data:
Revenue............................. $10,804      $11,426      $13,244     $13,433     $6,357   $32,394      $163,277
Gross profit........................   2,706        2,498        3,288       2,121        977     5,866        41,937
Depreciation and amortization.......     867          747          605         623        329     1,413         6,660
Operating income (loss).............     119          (72)         597        (900)      (274)     (222)       14,054
Net income (loss) before
 extraordinary loss (2).............     (92)        (209)         172      (1,273)      (415)   (3,819)        3,973
Net income..........................     (92)        (209)         172      (1,273)      (415)   (3,819)        1,875
Earnings (loss) per share before
 extraordinary item:
  Basic............................. $ (0.02)     $ (0.05)     $  0.04      $(0.32)         -    $(0.95)        $0.62
  Diluted........................... $ (0.02)     $ (0.05)     $  0.04      $(0.32)         -    $(0.95)        $0.60
Balance Sheet Data (as end of
 period):
Total Assets........................ $ 6,330      $ 6,102      $ 6,426     $37,215              $86,384      $207,876
Working capital.....................     866          765        1,286       3,056                6,691        47,925
Long-term obligations...............   3,566        3,382       32,794      30,612               69,317       145,147
Redeemable common stock
 warrants...........................       -            -            -         638                3,376             -
Redeemable preferred stock..........       -            -            -           -                    -         1,437
Shareholders' equity (deficit)......   1,880        1,671        1,843         780               (1,596)

------------
(1) Effective January 1, 1998, Master Graphics changed its annual accounting period to a calendar year.
(2) The Company incurred an after-tax extraordinary loss in June 1998 of approximately $2.1 million ($0.34 per share basic and $.033 per share diluted) related to the write-off of deferred financing costs and unamortized debt discounts resulting from the repayment of certain indebtedness in connection with Master Graphics' initial public offering of common stock.

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

                     MASTER GRAPHICS, INC. AND SUBSIDIARIES
                         INDEX TO FINANCIAL STATEMENTS


Master Graphics, Inc. and subsidiaries:
  Reports of Independent Public Accountants................................ F-2
  Consolidated Balance Sheets as of December 31, 1997 and 1998............. F-3
  Consolidated Statements of Operations for the years ended June 30, 1996 and 1997, the six months ended December 31, 1997 and the year ended
   December 31, 1998....................................................... F-4
  Consolidated Statements of Shareholders' Equity for the years ended June
   30, 1996 and 1997, the six months ended December 31, 1997, and the year ended December 31, 1998................................................. F-5
  Consolidated Statements of Cash Flows for the years ended June 30, 1996 and 1997, the six months ended December 31, 1997, and the year ended
   December 31, 1998....................................................... F-6
  Notes to Consolidated Financial Statements............................... F-7

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

                     MASTER GRAPHICS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                         Years ended June 30,    Six months ended  Year ended
                         ----------------------    December 31,   December 31,
                            1996        1997           1997           1998
                         ----------  ----------  ---------------- ------------
Net revenue............. $   13,244  $   13,433      $ 32,394        $163,277
Cost of revenue.........      9,955      11,312        26,528         121,340
                         ----------  ----------      --------        --------
  Gross profit..........      3,289       2,121         5,866          41,937
Selling, general and
 administrative
 expenses...............      2,691       3,021         5,990          26,876
Amortization of
 goodwill...............          0           0            98           1,007
                         ----------  ----------      --------        --------
  Operating income
   (loss)...............        598        (900)         (222)         14,054
Other income (expense):
  Redeemable warrant
   valuation
   adjustment...........          0           0        (1,635)              0
  Interest income.......         68          68            48             250
  Interest expense......       (376)       (439)       (2,181)        (10,271)
  Other, net............         44          23           191             568
                         ----------  ----------      --------        --------
    Other income
     (expense), net.....       (264)       (348)       (3,577)         (9,453)
                         ----------  ----------      --------        --------
  Income (loss) before
   income taxes and
   extraordinary loss...        334      (1,248)       (3,799)          4,601
Income tax expense......        162          25            20             628
                         ----------  ----------      --------        --------
  Net earnings (loss)
   before extraordinary
   loss.................        172      (1,273)       (3,819)          3,973
  Extraordinary loss on
   extinguishment of
   debt, net of income
   tax benefit of
   $1,458...............          0           0             0          (2,098)
                         ----------  ----------      --------        --------
  Net earnings (loss)... $      172  $   (1,273)     $ (3,819)       $  1,875
                         ==========  ==========      ========        ========
Basic earnings per
 share:
  Net earnings (loss)
   before extraordinary
   loss................. $     0.04  $    (0.32)     $  (0.95)       $   0.62
  Extraordinary loss,
   net..................       0.00        0.00          0.00           (0.34)
                         ----------  ----------      --------        --------
  Net earnings (loss)... $     0.04  $    (0.32)     $  (0.95)       $   0.28
                         ==========  ==========      ========        ========
Diluted earnings per
 share:
  Net earnings (loss)
   before extraordinary
   loss................. $     0.04  $    (0.32)     $  (0.95)       $   0.60
  Extraordinary loss,
   net..................       0.00        0.00          0.00           (0.33)
                         ----------  ----------      --------        --------
  Net earnings (loss)... $     0.04  $    (0.32)     $  (0.95)       $   0.27
                         ==========  ==========      ========        ========


          See accompanying notes to consolidated financial statements.

                     MASTER GRAPHICS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                            Common stock
                                           Additional Retained       Total
                                            paid-in   earnings   shareholder's
                           Shares   Amount  capital   (deficit) equity (deficit)
                          --------- ------ ---------- --------- ----------------
Balance at June 30,
 1995...................  4,000,000  $100   $ 2,100    $  (530)     $ 1,670
  Net earnings for year
   ended June 30, 1996..        --      0         0        172          172
                          ---------  ----   -------    -------      -------
Balances at June 30,
 1996...................  4,000,000  $100   $ 2,100    $  (358)     $ 1,842

  Effects of re-
   incorporation........          0   (96)       96          0            0
  Issuance of seller
   warrants.............          0     0       210          0          210
  Net (loss) for year
   ended June 30, 1997..          0     0         0     (1,273)      (1,273)
                          ---------  ----   -------    -------      -------
Balances at June 30,
 1997...................  4,000,000  $  4   $ 2,406    $(1,631)     $   779
  Issuance of seller
   warrants.............          0     0     1,444          0        1,444
  Net (loss) for six
   months ended December
   31, 1997.............          0     0         0     (3,819)      (3,819)
                          ---------  ----   -------    -------      -------
Balances at December 31,
 1997...................  4,000,000  $  4   $ 3,850    $(5,450)     $(1,596)


  Initial public
   offering.............  3,400,000     4    29,818          0       29,822
  Acquisition of
   businesses...........    213,333     0     1,282          0        1,282
  Exercise of lender
   warrants.............    266,664     0     2,025          0        2,025
  Issuance of seller
   warrants.............          0     0       755          0          755
  Issuance of lender
   warrants.............          0     0     2,200          0        2,200
  Preferred stock
   accretion............          0     0       (87)         0          (87)
  Preferred stock
   dividend.............          0     0         0        (84)         (84)
  Net earnings for year
   ended
   December 31, 1998....          0     0         0      1,875        1,875
                          ---------  ----   -------    -------      -------
Balances at December 31,
 1998...................  7,879,997  $  8   $39,843    $(3,659)     $36,192
                          =========  ====   =======    =======      =======


          See accompanying notes to consolidated financial statements.

                     MASTER GRAPHICS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                            Years ended June 30,   Six months ended  Year ended
                            ---------------------    December 31,   December 31,
                              1996       1997            1997           1998
                            ---------------------  ---------------- ------------
Cash flows from operating
 activities:
 Net earnings (loss)......  $    172  $    (1,273)     $ (3,819)     $   1,875
 Adjustments to reconcile
  net income to net cash
  from operating
  activities:
   Depreciation...........       275          293         1,087          4,998
   Amortization of intan-
    gibles................       330          330           326          1,662
   Deferred compensation
    provision.............         0            0           765             47
   Redeemable warrants ad-
    justment..............         0            0         1,635              0
   Deferred income taxes..        63          163             0            437
   (Gain) loss on disposal
    of equipment..........       (10)           0             0              0
   Extraordinary loss, net
    of tax benefit........         0            0             0          2,098
   Changes in operating
    assets and
    liabilities, net of
    effect of business
    acquisitions:
     Trade accounts re-
      ceivable............      (128)      (1,124)          459         (7,411)
     Inventories..........        81         (300)          651          3,937
     Other assets.........      (622)         197          (499)         1,285
     Accounts payable.....       261          797           (15)        (2,322)
     Accrued expenses.....       206          837         1,903         (2,850)
                            --------  -----------      --------      ---------
      Net cash provided by
       (used in) operating
       activities.........       628          (80)        2,493          3,756
                            --------  -----------      --------      ---------
Cash flows from investing
 activities:
 Business acquisitions,
  net of cash acquired....         0      (13,392)      (28,511)       (90,212)
 Purchases of equipment...      (374)      (4,151)         (328)        (2,177)
 Proceeds from sale of
  equipment...............        10            0             0              0
 Repayment of shareholder
  note receivable.........         0            0             0          3,895
                            --------  -----------      --------      ---------
  Net cash used in invest-
  ing activities..........      (364)     (17,543)      (28,839)       (88,494)
                            --------  -----------      --------      ---------
Cash flows from financing
 activities:
 Net proceeds from initial
  public offering of
  common stock............         0            0             0         29,822
 Net borrowings (repay-
  ments) on lines of cred-
  it......................      (272)        (113)          570           (748)
 Net proceeds from issu-
  ance of long-term debt..         0       20,821        27,940         72,606
 Principal payments of
  long-term debt..........      (291)      (1,381)         (778)      (129,846)
 Net proceeds from issu-
  ance of senior notes....         0            0             0        126,100
 Loan costs incurred......         0         (777)         (709)          (845)
                            --------  -----------      --------      ---------
  Net cash provided by
       (used in) financing
       activities.........      (563)      18,550        27,023         97,089
                            --------  -----------      --------      ---------
Net increase (decrease) in
cash......................      (299)         927           677         12,351
Cash (overdraft) at begin-
ning of period............      (131)        (430)          497          1,174
                            --------  -----------      --------      ---------
Cash (overdraft) at end of
period....................  $   (430) $       497      $  1,174      $  13,525
Supplemental Disclosure of
 Cash Flow Information:
Cash paid for:
 Interest.................  $    445  $       312      $  1,780      $   8,980
 Income Taxes.............  $     32  $       156      $     25      $       0

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

(2) Summary of Significant Accounting Policies

 (a) Principles of Consolidation

    The consolidated financial statements include the accounts of Master Graphics, Inc. and its wholly- owned subsidiaries after the elimination of intercompany transactions.

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

                                                Capital Leases Operating Leases
                                                -------------- ----------------
Year ending December 31,
 1999..........................................     $  670         $ 3,564
 2000..........................................        589           3,440
 2001..........................................        471           3,246
 2002..........................................        430           3,267
 2003..........................................        412           2,605
 Later years, through 2005.....................        296           6,418
                                                    ------         -------
  Total minimum lease payments.................      2,868         $22,540
                                                                   =======
 Less amount representing interest (at rates
  ranging from 5.0% to 11.5%)..................        571
                                                    ------
 Present value of net minimum capital lease
  payments.....................................      2,297
 Less current installments of obligations under
  capital leases...............................        472
                                                    ------
 Obligations under capital leases, excluding
  current installments.........................     $1,825
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
                                                               =======  ======

The valuation allowance for deferred tax assets as of December 31, 1997 and 1998 was $1,800,000 and $849,000, respectively. The net change in the total valuation allowance for the year ended December 31, 1998 was a decrease of $951,000. This valuation allowance decrease relates to net operating loss carryforwards and alternative minimum tax carryforwards. These tax assets were previously fully reserved, as realization of these assets did not meet the "more likely than not" standard for recognition of deferred tax assets. Based on recent operating results, management now believes that it is "more likely than not" that these assets will be realized; therefore, the valuation allowance has been reduced. The remaining valuation allowance relates to acquired tax attributes of certain of the acquired businesses. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 1998.

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

  No sellers' warrants or rights have been exercised to date.

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

                            Years ended June 30,   Six months ended  Year ended
                            ---------------------    December 31,   December 31,
                               1996       1997           1997           1998
                            ---------- ----------  ---------------- ------------
Net earnings (loss) before
 extraordinary loss.......  $      172 $   (1,273)    $   (3,819)    $    3,973
Less preferred stock divi-
 dends....................           0          0              0            (84)
Less accretion of pre-
 ferred stock discount....           0          0              0            (87)
                            ---------- ----------     ----------     ----------
Net earnings (loss) before
 extraordinary loss
 applicable to common
 shares...................         172     (1,273)        (3,819)         3,802
Extraordinary loss........           0          0              0         (2,098)
                            ---------- ----------     ----------     ----------
Net earnings (loss) appli-
 cable to common shares...  $      172 $   (1,273)    $   (3,819)    $    1,704
                            ========== ==========     ==========     ==========
Basic:
 Weighted average common
  shares outstanding......   4,000,000  4,000,000      4,000,000      6,130,117
                            ========== ==========     ==========     ==========
 Basic earnings (loss) per
  share before extraordi-
  nary loss...............  $     0.04 $    (0.32)    $    (0.95)    $     0.62
                            ========== ==========     ==========     ==========
 Basic loss per share--ex-
  traordinary loss........        0.00       0.00           0.00          (0.34)
                            ========== ==========     ==========     ==========
 Basic earnings (loss) per
  share...................  $     0.04 $    (0.32)    $    (0.95)    $     0.28
                            ========== ==========     ==========     ==========
Diluted:
 Weighted average common
  shares outstanding......   4,000,000  4,000,000      4,000,000      6,130,117
 Assumed exercise of war-
  rants...................           0          0              0        237,223
                            ---------- ----------     ----------     ----------
                             4,000,000  4,000,000      4,000,000      6,367,340
                            ========== ==========     ==========     ==========
 Diluted earnings (loss)
  per share before ex-
  traordinary loss........  $     0.04 $    (0.32)    $    (0.95)    $     0.60
                            ========== ==========     ==========     ==========
 Diluted loss per share--
  extraordinary loss......        0.00       0.00           0.00          (0.33)
                            ========== ==========     ==========     ==========
 Diluted earnings (loss)
  per share...............  $     0.04 $    (0.32)    $    (0.95)    $     0.27
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

  Following is summarized unaudited financial information for the six months ended December 31, 1996: Revenue, $6,357,000; Gross profit, $977,000; Net income, $(415,000); Earnings per share (basic and diluted), $0.00.

(16) Wholly-owned Operating Subsidiaries

  Master Graphics is a holding company with no operating assets or operations. Premier Graphics, its primary operating subsidiary, is the primary obligor for the Senior Notes. The Senior Notes are fully and unconditionally guaranteed on a joint and several basis by Master Graphics and Harperprints, Master Graphics' only other subsidiary which was merged into Premier Graphics in March 1999. Premier was formed in late June, 1997, and Harperprints was acquired in late March, 1998. Following is summarized combined financial information of Premier and Harperprints, as of December 31, 1997 and 1998 and for the six-month period and year then ended (in thousands).

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

                     MASTER GRAPHICS, INC. AND SUBSIDIARIES

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

  In March 1999, the Company completed an amendment to its senior secured credit facility. Pursuant to the agreement, the facility consists of two term loans ("Term Loan A" and "Term Loan B") each of $30 million and a revolving credit facility ("Revolver") of $20 million. Term Loan A bears interest, payable monthly, at a

                     MASTER GRAPHICS, INC. AND SUBSIDIARIES
floating rate equal to LIBOR plus 2.5% (7.5% at December 31, 1998), and Term Loan B bears interest, payable monthly, at a floating rate equal to LIBOR plus 3.0% (8.0% at December 31, 1998). Term Loan A matures in March 2004, and principal is payable based on a five year amortization. Term Loan B matures in March 2005 with quarterly principal payments based on amount of principal outstanding with a final balloon payment at maturity. The annual amortization of the $18.5 million borrowed in March 1999 will approximate $2.6 million for each of the next five years. The Revolver, which contains certain borrowing base limitations, bears interest at LIBOR plus 2.5% and is repayable in full in March 2004.

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