Form 10-K/A
period 1998-12-31
MASTER GRAPHICS INC
filed 1999-04-20
CIK 1059363

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

                                                                                          Six Months
                                                                                            Ended
                                                 Year ended June 30, (1)                  December 31,      Year ended
                                     ---------------------------------------------     ----------------     December 31,
                                      1994         1995         1996        1997        1996     1997          1998
                                            (in thousands, except per share amounts)
Income Statement Data:
Revenue............................. $10,804      $11,426      $13,244     $13,433     $6,357   $32,394      $163,277
Gross profit........................   2,706        2,498        3,288       2,121        977     5,866        41,937
Depreciation and amortization.......     867          747          605         623        329     1,413         6,660
Operating income (loss).............     119          (72)         597        (900)      (274)     (222)       14,054
Net income (loss) before
 extraordinary loss (2).............     (92)        (209)         172      (1,273)      (415)   (3,819)        3,973
Net income..........................     (92)        (209)         172      (1,273)      (415)   (3,819)        1,875
Earnings (loss) per share before
 extraordinary item:
  Basic............................. $ (0.02)     $ (0.05)     $  0.04      $(0.32)         -    $(0.95)        $0.62
  Diluted........................... $ (0.02)     $ (0.05)     $  0.04      $(0.32)         -    $(0.95)        $0.60
Balance Sheet Data (as end of
 period):
Total Assets........................ $ 6,330      $ 6,102      $ 6,426     $37,215              $86,384      $207,876
Working capital.....................     866          765        1,286       3,056                6,691        47,925
Long-term obligations...............   3,566        3,382       32,794      30,612               69,317       145,147
Redeemable common stock
 warrants...........................       -            -            -         638                3,376             -
Redeemable preferred stock..........       -            -            -           -                    -         1,437
Shareholders' equity (deficit)......   1,880        1,671        1,843         780               (1,596)       36,192

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

     Income Tax Expense. The provision decreased from $25,000 for the year ended June 30, 1997 to a net benefit of $830,000 for the year ended December 31, 1998. Income taxes in 1998 were comprised of $628,000 of expense related to income before extraordinary item and an approximate $1.5 million credit related to the extraordinary loss on extinguishment of debt. The net tax credit reflects the recognition of benefits related to loss and credit carryforwards.

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


     Income Tax Expense. The provision decreased from June 30, 1996 to June 30, 1997 due to operating losses generated for which no tax benefit was recorded for unrealized net operating losses and alternative minimum tax credit carryforwards.

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

     Income Tax Expense. The provision decreased from the six months ended December 31, 1996 to the six months ended December 31, 1997 due to operating losses generated for which no tax benefit was recorded for unrealized net operating losses and alternative minimum tax credit carryforwards.


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

     We believe our internal exposure to Year 2000 issues is primarily limited to the purchase of computer hardware, and to a lesser extent software, at some of our divisions. We have conducted a program that includes a review of all computers, software and related date-sensitive equipment used in the management of print jobs, office automation, accounting, process control and other applications. This review program consisted of both information technology and non-information technology systems. We have completed our review program and begun corrective actions. We expect our corrective action to be completed during the third quarter of 1999. Testing at each division will commence as action plans are completed. By September 30, 1999, we expect to have completed the review, remediation, testing and implementation phases in all critical areas. We anticipate that the cost of such corrective actions will be approximately $750,000 for the existing divisions. The due diligence process for new acquisitions by the Company includes a Year 2000 assessment, with corrective action plans scheduled for immediate implementation.

     We believe our Year 2000 risk areas are focused on the loss of our ability to operate due to (i) equipment malfunction or (ii) customer inability to forward electronic images due to its own Year 2000 malfunctions. Should our information technology systems fail, in spite of our efforts to meet Year 2000 compliance standards, the failure could have a material effect on our ability to manage our business including billing, collecting, disbursing and creating timely financial reports. If a substantial portion of our equipment contains computer chips which are not Year 2000 compliant, the equipment may not function after December 31, 1999, and, therefore, we would not be able to produce and deliver our product. As part of the investigation process, our suppliers and other service vendors have been asked to provide documentation on their Year 2000 compliance status, and the majority have provided us with compliance assurances. Non-compliant suppliers are subject to replacement. Each operating division has assigned a Year 2000 compliance officer responsible for identifying local problem areas and managing corrective actions. We also believe we have the capability in place to provide expertise to customers to develop the electronic images necessary for respective print jobs.

     While we have requested and received Year 2000 compliance status reports from customers and suppliers, we have not received completed information in all respects. If a majority of our key suppliers of raw materials such as paper, plates and film have a disruption in their ability to supply us, the results could have a material adverse affect on us because we could not provide printed products to our customers. This would cause a decline in revenue. In addition, if key customers have disruptions in their operations due to Year 2000 compliance issues, the results could have a material adverse affect on us due to the customers' reallocation of resources. We are also developing contingency plans, which by their nature will continue to evolve; with regard to a worst case Year 2000 scenario in which a particular division is unable to perform, plans are being developed, and should be finished in the second quarter of 1999, to shift work to other divisions.

     If in the worst case scenario that Year 2000 issues of our equipment and systems, our vendors, and/or our customers are not addressed satisfactorily, we could experience a disruption in business that would cause a decline in earnings and our cash flows.
                                       16

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


                                       MASTER GRAPHICS, INC.


                                       By: /s/ John P. Miller
                                           ------------------
                                           John P. Miller

                                       Date: April 5, 1999
                                             -------------

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         Signature                           Title                       Date
/s/ John P. Miller           Chief Executive Officer, President      April 5, 1999
---------------------------  and Director
John P. Miller

/s/ Lance T. Fair            Secretary and Chief Financial Officer   April 5, 1999
---------------------------
Lance T. Fair

/s/ P. Melvin Henson, Jr.    Chief Accounting Officer                April 5, 1999
---------------------------
P. Melvin Henson, Jr.

/s/ H. Henry Hederman        Director, President of Hederman         April 5, 1999
---------------------------  Brothers Division
H. Henry Hederman

/s/ Cary Rosenthal           Director, President Phoenix Division    April 5, 1999
---------------------------
Cary Rosenthal

/s/ Frederick F. Avery       Director                                April 5, 1999
---------------------------
Frederick F. Avery

/s/ Donald L. Hutson         Director                                April 5, 1999
---------------------------
Donald L. Hutson


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