Form 10-Q
period 1999-03-31
MASTER GRAPHICS INC
filed 1999-05-17
CIK 1059363

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

       (X)   Quarterly report pursuant to Section 13 or 15(d) of the Securities
       ---   Exchange Act of 1934

             For the quarterly period ended March 31, 1999 or

       ( )   Transition report pursuant to Section 13 or 15(d) of the Securities
       ---   Exchange Act of 1934

             For the transition period from             to
                                           -------------  -----------

             Commission file number  0-24411
                                   ----------


                              MASTER GRAPHICS, INC.
                              ---------------------
             (Exact name of registrant as specified in its charter)


            Tennessee                                          62-1694322
           ------------                                       ------------
  (State or Other Jurisdiction                             (I. R. S. Employer
of Incorporation or Organization)                           Identification No.)


6075 Poplar Avenue, Suite 401, Memphis, TN                             38119
------------------------------------------                           ----------
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


Common Stock, $0.001 Par Value, 7,923,026 shares as of May 12, 1999.
                               ----------

INDEX



PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements                                              Page

         Condensed Consolidated Balance Sheets, December 31, 1998 and
         March 31, 1999...................................................    3

         Condensed Consolidated Statements of Operations for the Three
         Months Ended March 31, 1998 and 1999.............................    4

         Condensed Consolidated Statements of Cash Flows for the Three
         Months Ended March 31, 1998 and 1999.............................    6

         Notes to Condensed Consolidated
         Financial Statements.............................................    7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations............................................   14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......   17

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings................................................   18

Item 2.  Changes in Securities and Use of Proceeds........................   18

Item 6.  Exhibits and Reports on Form 8-K.................................   18

Signatures................................................................   19

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                     MASTER GRAPHICS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)

                                                                                 December 31,   March 31,
                                                                                    1998          1999
                                                                                -------------   ---------
                               ASSETS                                                          (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents.............................................         $ 13,525      $      0
   Trade accounts receivable, net........................................           38,529        44,491
   Inventories:
          Raw materials and supplies.....................................            2,909         3,915
          Work-in-process................................................            5,186         9,692
                                                                                  --------       -------
            Total inventories............................................            8,095        13,607
   Deferred income taxes.................................................            1,057         1,057
   Other current assets..................................................            4,012         6,246
                                                                                  --------       -------
            Total current assets.........................................           65,218        65,401

Property, plant and equipment, net.......................................           75,251        88,346
Goodwill, net............................................................           64,469        90,396
Deferred loan costs, net.................................................            1,352         1,532
Other....................................................................            1,586         1,934
                                                                                  --------      --------
            Total assets.................................................         $207,876      $247,609
                                                                                  ========      ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current installments of long-term debt................................        $    924      $  3,278
    Accounts payable......................................................          10,829        16,960
    Accrued expenses......................................................           5,540         5,800
                                                                                  --------      --------
            Total current liabilities.....................................          17,293        26,038

Long-term debt, net of current installments...............................         144,223       173,839
Deferred income taxes.....................................................           7,554         8,259
Other liabilities.........................................................           1,177           888

Redeemable preferred stock................................................           1,437         1,467
Commitments and contingencies

SHAREHOLDERS' EQUITY:
   Common stock ($0.001 par value; 100,000,000 shares authorized;
     7,879,997 shares issued and outstanding at December 31, 1998 and
     7,923,026 shares issued and outstanding at March 31, 1999)...........               8             8
   Additional paid-in capital.............................................          39,843        40,046
   Retained earnings (deficit)............................................          (3,659)       (2,936)
                                                                                  --------       -------
            Total shareholders' equity....................................          36,192        37,118
                                                                                  --------       -------
            Total liabilities and shareholders' equity....................        $207,876      $247,609
                                                                                  ========      ========

   The accompanying notes are an integral part of these financial statements.

                     MASTER GRAPHICS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands, Except Per Share Data)
                                   (Unaudited)

                                                                                Three months ended March 31,
                                                                                ----------------------------
                                                                                    1998            1999
                                                                                   -------         -------
Net revenue...............................................................         $28,020         $56,378
Cost of revenue...........................................................          20,654          40,763
                                                                                   -------         -------
            Gross profit..................................................           7,366          15,615
Selling, general and administrative expenses..............................           4,865           9,908
                                                                                   -------         -------
            Operating income..............................................           2,501           5,707
Other income (expense):
            Interest expense..............................................          (2,248)         (4,674)
            Other, net....................................................             186             287
                                                                                   -------         -------
                  Income before income taxes..............................             439           1,320
Income tax expense (benefit)..............................................              (4)            567
                                                                                   -------         -------
            Net earnings .................................................         $   443         $   753
                                                                                   =======         =======

Basic earnings per share:
            Net earnings .................................................         $  0.11         $  0.09
                                                                                   =======         =======

Diluted earnings per share:
            Net earnings .................................................         $  0.10         $  0.09
                                                                                   =======         =======

   The accompanying notes are an integral part of these financial statements.

                     MASTER GRAPHICS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                                                        Three months ended March 31,
                                                                                                        ----------------------------
                                                                                                           1998             1999
                                                                                                           ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings ....................................................................................     $   443          $    753
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization.................................................................       1,174             2,418
      Changes in operating assets and liabilities, net of effect of business acquisitions:
            Trade accounts receivable...............................................................      (3,162)             (651)
            Inventories.............................................................................         494            (2,389)
            Other assets............................................................................        (107)           (1,632)
            Accounts payable........................................................................        (372)            3,154
            Accrued expenses........................................................................         (83)             (637)
                                                                                                         -------          --------
               Net cash provided by (used in) operating activities..................................      (1,613)            1,016
                                                                                                         -------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Business acquisitions, net of cash acquired......................................................     (30,822)          (31,562)
   Purchases of equipment...........................................................................        (173)           (1,662)
   Repayment of shareholder note receivable.........................................................         116                --
                                                                                                         -------          --------
               Net cash used in investing activities................................................     (30,879)          (33,224)
                                                                                                         -------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings on lines of credit................................................................         169             2,628
   Proceeds from issuance of long-term debt.........................................................      37,113            17,770
   Issuance of common stock to finance acquisitions.................................................           0               203
   Principal payments on long-term debt.............................................................        (621)           (1,669)
   Loan costs incurred..............................................................................        (500)             (249)
                                                                                                         -------          --------
               Net cash provided by financing activities............................................      36,161            18,683
                                                                                                         -------          --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS................................................       3,669           (13,525)
CASH AND CASH EQUIVALENTS, beginning of period......................................................       1,174            13,525
CASH AND CASH EQUIVALENTS, end of period............................................................     $ 4,843          $      0
                                                                                                         =======          ========

    The accompanying notes are an integral part of these financial statements.

                    MASTER GRAPHICS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1999
                                  (Unaudited)


(1)  Basis of Presentation

The accompanying condensed consolidated financial statements of Master Graphics, Inc. and its subsidiaries (collectively "Company") are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 1998.

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


(2)  Earnings Per Share

Basic earnings per share are calculated by dividing net earnings less preferred stock dividend and discount accretion by the weighted average number of common shares outstanding. For the three months March 31, 1998 and 1999, the basic weighted average shares outstanding were 4,000,000 and 7,894,818, respectively. For the three months ended March 31, 1999, conversion of the preferred stock is not assumed in the diluted earnings per share calculations as the effect is anti-dilutive on an incremental basis. For the three months ended March 31, 1998, exercise of seller warrants is not assumed because their effect would be anti-dilutive using the treasury stock method. For the three months ended March 31, 1999, exercise of employee stock options, the deferred compensation plan and seller warrants are not assumed because their effect would be anti-dilutive using the treasury stock method. For the three months ended March 31, 1998 and 1999, the diluted weighted average shares outstanding were 4,444,440 and 8,114,818, respectively.

                     MASTER GRAPHICS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999
                                   (Unaudited)

                                              Income         Shares      Per-Share
   THREE MONTHS ENDED MARCH 31, 1998       (Numerator)   (Denominator)     Amount
   ---------------------------------       -----------   -------------   -----------
Net earnings                                  $443
Less: Redeemable preferred stock dividends      --
Less: Redeemable preferred stock discount       --
                                             ------
BASIC EARNINGS PER SHARE
Income available to common shareholders        443          4,000,000    $      0.11
                                                                         ===========
EFFECT OF DILUTIVE SECURITIES
Lender Warrants                                               444,440
                                                           ----------
DILUTED EARNINGS PER SHARE
Net earnnings available to common
shareholders plus assumed conversions          443          4,444,440    $      0.10
                                             =======================================

                                              Income         Shares      Per-Share
   THREE MONTHS ENDED MARCH 31, 1999       (Numerator)   (Denominator)     Amount
   ---------------------------------       -----------   -------------   -----------
Net earnings                                  $753
Less: Redeemable preferred stock dividends      30
Less: Redeemable preferred stock discount       30
                                             ------
BASIC EARNINGS PER SHARE
Income available to common shareholders        693          7,894,818    $      0.09
                                                                         ===========
EFFECT OF DILUTIVE SECURITIES
Lender Warrants                                               220,000
                                                              -------
DILUTED EARNINGS PER SHARE
Net earnings available to common
shareholders plus assumed conversions          693          8,114,818    $      0.09
                                           =========================================

                 Dollars in thousands except per share amounts

                     MASTER GRAPHICS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 March 31, 1999
                                   (Unaudited)


(3)  Acquisitions and Financings

In March 1999, the Company acquired all of the outstanding stock of Woods Lithographics, Inc. and Columbia Graphics Corporation and a significant portion of the operating assets of White Arts, Inc. All of these businesses are engaged in general commercial printing. These acquisitions were paid for with a combination of cash ($16.7 million) and 43,029 shares of common stock ($.25 million). These acquisitions have been accounted for by the purchase method and, accordingly, the results of operations of Woods Lithographics, Columbia and White Arts have been included in the Company's 1999 consolidated financial statements from their respective acquisition dates. The excess of the purchase prices over the fair value of the net identifiable assets acquired is approximately $14.3 million, which has been recorded as goodwill and is being amortized on a straight-line basis over 40 years.

The following unaudited pro forma financial information presents the combined results of operations of the Company and the acquired businesses, as if the acquisitions had occurred at the beginning of the periods presented. Pro forma amounts for 1998 also include the effects of the 1998 acquisitions and of the 1999 acquisitions described above. Effect has been given to certain adjustments, including amortization of goodwill, adjusted depreciation expense and increased interest expense on debt related to the acquisitions. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and the acquired businesses constituted a single entity during such periods.


                                         Three months ended March 31,
                                         ----------------------------
                                              1998           1999
                                              ----           ----

Net revenue                                 $65,272        $62,313
Net earnings                                     31            360
                                         ============================
Basic earnings per share                    $  0.01        $  0.05
                                         ============================
Diluted earnings per share                  $  0.01        $  0.04
                                         ============================

                       MASTER GRAPHICS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 March 31, 1999
                                   (Unaudited)


(4)  Long-Term Debt

The following is a summary of the Company's long-term debt instruments (in thousands) as of:

                                                       December 31,   March 31,
                                                           1998         1999
                                                       ------------  ---------
     Senior Notes................................       $130,000      $130,000
     Credit Facilities:
         Term Debt...............................            262        18,500
         Working Capital Debt....................              0         2,628
     Sellers' notes..............................         16,599        15,612
     Other.......................................          2,919        14,793
                                                        --------      --------
                                                         149,780       181,533
     Less unamortized debt discount..............          4,633         4,416
                                                        --------      --------
                                                         145,147       177,117
     Less current maturities.....................            924         3,278
                                                        --------      --------
                                                        $144,223      $173,839
                                                        ========      ========

In March 1999, the Company entered into a Third Amended and Restated Loan and Security Agreement with General Electric Capital Corporation, as agent for itself and other lenders. Pursuant to the agreement, the credit facility consists of two term loans ("Term Loan A" and "Term Loan B") each of $30 million and a revolving credit facility ("Revolver") of $20 million. Term Loan A bears interest, payable monthly, at a floating rate equal to LIBOR plus 2.5% (7.4% at March 31, 1999), and Term Loan B bears interest, payable monthly, at a floating rate equal to LIBOR plus 3.0% (7.9% at March 31, 1999). Term Loan A matures in March 2004, and principal is payable based on a five year amortization. Term Loan B matures in March 2005 with quarterly principal payments based on amount of principal outstanding with a final balloon payment at maturity. The annual amortization of the $18.5 million ($9.25 million under each of Term Loan A and Term Loan B) outstanding at March 31, 1999 will approximate $2.6 million for each of the next five years. The Revolver, which contains certain borrowing base limitations, bears interest at LIBOR plus 2.5% and is repayable in full in March 2004. There was $2.6 million outstanding under the Revolver as of March 31, 1999.

The security for the facility includes a lien on all of the assets of Premier Graphics, Inc., Master Graphics' sole subsidiary, as well as a pledge by Master Graphics of all of the outstanding stock of Premier Graphics. The facility includes a prepayment penalty of 3% of the amount prepaid during the first year of the loan, 2% during the second year, 1% during the third year, and no prepayment penalty after March 2002.

Under the facility, the Company is required to maintain certain financial tests and ratios including, but not limited to a covenant requiring a minimum level of prepayment to Term Loan A and Term Loan B based on 50% of annual excess cash flow, as defined.

In connection with the Company's acquisition of White Arts and Woods Lithographics in March 1999, the Company assumed approximately $5.3 million of indebtedness owed by those acquired companies. That indebtedness is classified above as "other" long-term debt. The remainder of the Company's "other" long-term debt consists of approximately $7 million of indebtedness owed to former owners of an acquired company, approximately $2 million in capital lease obligations, and other miscellaneous items of indebtedness.

(5)  Property, Plant and Equipment

The following is a summary of the Company's property, plant and equipment (in thousands) as of:

                                                        December 31,  March 31,
                                                            1998        1999
                                                        ------------  ---------
                                                                     (unaudited)
     Land..............................................   $    486    $    786
     Buildings.........................................      3,830       4,593
     Leasehold improvements............................      1,115       1,144
     Machinery and equipment...........................     75,602      88,860
     Furniture and fixtures............................      3,331       3,643
     Vehicles..........................................      1,374       1,236
                                                          --------    --------
                                                            85,738     100,262
     Less accumulated depreciation ....................     10,487      11,916
                                                          --------    --------
                                                          $ 75,251    $ 88,346
                                                          ========    ========


                     MASTER GRAPHICS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 MARCH 31, 1999
                                   (Unaudited)


(6)  Wholly-owned Operating Subsidiary

    Master Graphics is a holding company with no operating assets or operations. Premier Graphics, its only subsidiary, is the primary obligor for the Senior Notes and the credit facility with General Electric Capital Corporation, as agent. The Senior Notes are fully and unconditionally guaranteed by Master Graphics. Following is summarized combined financial information of Premier Graphics as of December 31, 1998 and March 31, 1999 and for the three months ended March 31, 1998 and 1999 (in thousands).

                                             December 31, 1998    March 31, 1999
                                             -----------------    --------------
Balance sheet data:
    Current assets..........................      $ 62,956           $ 61,134
    Property, plant and equipment...........        74,943             88,165
    Goodwill, net...........................        63,771             90,228
    Due from Shareholder....................        46,025             72,690
    Other non-current assets................         1,523                616
                                                   -------            -------
        Total assets........................      $249,218           $312,833
                                                   =======            =======
    Current liabilities, including current
       installments of long-term debt of
       $924 and $3,278 in 1998 and 1999.....      $ 16,327           $ 26,783
    Long-term debt, net.....................       127,624            158,444
    Other liabilities.......................         3,551              3,613
                                                   -------            -------
        Total liabilities...................       147,502            188,840
    Stockholders' equity....................       101,716            123,993
                                                   -------            -------
    Total liabilities and stockholders'
      equity................................      $249,218           $312,833
                                                   =======            =======


                                            Three months ended  Three months ended
                                              March 31, 1998      March 31, 1999
                                            ------------------  ------------------
    Statement of operations data:
        Net revenues........................      $28,020           $56,378
        Gross profit........................        7,366            15,615
        Operating income....................        2,501             6,163
        Interest expense....................        2,011             4,196
        Income tax expense (credit).........           (4)              567
        Net earnings........................          443             1,687


    The following unaudited pro forma financial information presents the combined results of operations of Premier Graphics and the businesses acquired in 1998 and 1999 as if the acquisitions and related financings, including the initial public offering of Master Graphics common stock and the Senior Notes offering had occurred as of January 1, 1998 and January 1, 1999 after giving effects to certain adjustments, including amortization of goodwill, adjusted depreciation expense and increased interest expense on debt related to the acquisitions. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had Premier Graphics and the acquired businesses constituted a single entity during such periods (in thousands).

                                                    Three months ended
                                                        March 31,
                                                      1998       1999
                                                     -------    -------
        Net revenue.........................         $65,272    $62,313
        Operating income....................           5,318      5,879
        Depreciation and amortization.......           2,210      2,281
        Net earnings........................              31      1,272

    Management believes that there are specific items included in the acquirees' results of operations which are non-recurring and which, if removed from the pro forma results noted above, would increase earnings by $.8 million and $.2 million for the three month periods ended March 31, 1998 and 1999, respectively.

(7) Subsequent Event

    In April 1999, the Company acquired all of the outstanding common stock of Eagle Direct Inc. The acquisition was paid for with cash ($9.1 million). The acquisition will be accounted for by the purchase method and, accordingly, the results of operations will be included in the Company's 1999 consolidated financial statements from the acquisition date in 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

THE QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. READERS ARE CAUTIONED THAT SUCH INFORMATION INVOLVES KNOWN AND UNKNOWN UNCERTAINTIES, INCLUDING THOSE CREATED BY GENERAL MARKET CONDITIONS, COMPETITION AND THE POSSIBILITY THAT EVENTS MAY OCCUR WHICH LIMIT OUR ABILITY TO MAINTAIN OR IMPROVE OUR OPERATING RESULTS OR EXECUTE OUR GROWTH STRATEGY OF ACQUIRING ADDITIONAL BUSINESSES. ALTHOUGH WE BELIEVE THAT THE ASSUMPTIONS UNDERLYING THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, ANY OF THE ASSUMPTIONS COULD BE INACCURATE, AND THERE CAN THEREFORE BE NO ASSURANCE THAT THE FORWARD-LOOKING STATEMENTS INCLUDED HEREIN WILL PROVE TO BE ACCURATE. THE INCLUSION OF SUCH INFORMATION SHOULD NOT BE REGARDED AS A REPRESENTATION BY US OR ANY OTHER PERSON THAT OUR OBJECTIVES AND PLANS WILL BE ACHIEVED.

MATERIAL CHANGES IN FINANCIAL CONDITION

From December 31, 1998 to March 31, 1999, we utilized our excess cash from the issuance of $130 million of 11.5% Senior Notes due 2005 to fund acquisitions. As a result, our working capital position declined by approximately $8.6 million.


CONSOLIDATED RESULTS OF OPERATIONS

The following table sets forth certain unaudited consolidated financial data for the periods indicated (dollars in millions) and such results as a percentage of revenue.

                                                 Three months ended
                                                      March 31,
                                     -------------------------------------------
                                              1998                  1999
                                     --------------------    -------------------

Revenue..............................  $ 28.0     100.0%     $ 56.4      100.0%
Gross profit.........................     7.4      26.4        15.6       27.7
Selling, general and administrative
  expenses...........................     4.9      17.5         9.9       17.6
Operating income.....................     2.5       8.9         5.7       10.1
Interest and other expense...........     2.1       7.5         4.4        7.8
Net earnings (loss)..................  $   .4       1.4%     $  0.8        1.4%
-----------------

      Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

      Revenue. Revenue increased approximately 101% from $28.0 million for the three months ended March 31, 1998 to $56.4 million for the three months ended March 31, 1999. Revenue growth was attributable primarily to the implementation of our acquisition strategy.

      Gross Profit. Gross profit increased from $7.4 million for the three months ended March 31, 1998 to $15.6 million for the three months ended March 31, 1999. The increase in gross profit was attributable primarily to the implementation of our acquisition strategy. Gross profit as a percentage of sales increased to 27.7% for the three months ended March 31, 1999, from 26.4% in the corresponding period of the prior year. This improvement, which is partially attributable to the mix of operating divisions acquired, also reflects the effects of our consolidated buying programs which accounted for approximately 60% of the gross profit percentage improvement.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from $4.9 million for the three months ended March 31, 1998 to $9.9 million for the three months ended March 31,1999. Selling expenses increased with increasing revenue mentioned above and general and administrative expenses increased in conjunction with our acquisition strategy and execution of our business plan.

      Interest Expense and other expense. Interest and other expense increased from $2.1 million for the three months ended March 31, 1998 to $4.4 million for the three months ended March 31, 1999. A substantial portion of the purchase price for each of our acquisitions was financed with debt. Accordingly, the increase in interest expense is primarily attributable to our acquisition program and related financing activities. In addition, the increase reflects the effects of issuance of $130 million of 11.5% Senior Notes due 2005 by Premier Graphics.

LIQUIDITY AND CAPITAL RESOURCES

Our primary cash requirements are for debt service, capital expenditures, acquisitions and working capital. Historically, we have financed our operations and equipment purchases with cash flow from operations, capital leases and secured loans through commercial banks or other institutional lenders and credit lines from commercial banks. We have financed our acquisitions primarily with funds under a credit facility as well as subordinated notes payable to former owners of the acquired companies. Working capital on March 31, 1999 was $39.4 million, a decrease of $8.6 million from December 31, 1998.

Our largest source of capital for acquisitions has been debt financing including the $130 million of 11.5% Senior Notes due 2005 as well as our senior credit facility which originally closed in September 1997 and which has been revised from time to time, most recently being revised in March 1999. Footnote 4 to the condensed consolidated financial statements included herein provides a brief description of the revised credit facility.

As part of the respective purchase agreements, we have agreed to pay the former owners of twelve of the acquired companies additional purchase price consideration if such companies surpass certain EBITDA-based targets, which generally exceed the pre-acquisition performance levels of those companies. Reaching these targets will result in additional cash inflow to us arising from the incremental EBITDA above the targets and additional cash outflow from the consideration required to be paid. The periods for which the targets will be measured vary for each of the companies, and the measurement periods range from one year to five years of operations. For some of the companies, additional consideration will be payable by us annually for each year in which the EBITDA-based target is surpassed, and for other companies, only a single lump sum payment will be made by us if the performance of the company exceeds the target. The maximum additional purchase price consideration payable to the former owners of eleven of the companies is limited to a specified amount. The amount of additional consideration payable to the former owners of the other company is not limited once the EBITDA-based target is surpassed. We will pay former owners at least $8 million of additional purchase price consideration in 1999. Thereafter, assuming that the former owners become entitled to receive the maximum amount of additional purchase price consideration at the earliest possible time, we would pay the former owners, over $17.9 million in 2000, over $4.1 million in 2001, $6.5 million in 2002 and $15.0 million in 2003. One-half of the $15.0 million payable in 2003 according to the preceding sentence would be payable in shares of our Common Stock. Otherwise, additional purchase price consideration is payable in cash. Any additional purchase price consideration will be recorded as additional goodwill and amortized into income over approximately 40 years.

We anticipate that our cash flow from operating activities will provide cash adequate to finance our normal working capital needs, debt service requirements and planned capital expenditures for property and equipment which is currently anticipated to be approximately $5 million annually, no material amount of which is under firm commitment. Master Graphics is dependent upon the cash flow of and the transfer of fund from Premier Graphics, its operating subsidiary, which, under its various credit facilities, is subject to restrictions on its ability to pay dividends to Master Graphics and is generally limited by specific amounts or amounts in relation to the profitability of Premier Graphics. To the extent that cash flow from operating activities is insufficient to fund the payment of any additional purchase price consideration, we intend to finance the payment of such consideration through our credit facilities.

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


Year 2000

Like many other companies, the Year 2000 computer issue creates risk for us. If internal systems do not correctly recognize and process date information beyond the year 1999, there could be an adverse impact on our operations. There are two other related issues which could also lead to incorrect calculations or failures: (i) some systems' programming assigns special meaning to certain dates, such as 9/9/99, and (ii) the year 2000 is a leap year. The Year 2000 compliance issues stem from the computer industry's practice of conserving data storage by using two digits to represent a year. Systems and hardware using this format may process data incorrectly or fail with the use of dates in the next century. These types of failures can influence applications that rely on dates to perform calculations (such as an accounts receivable aging report), as well as systems such as building security and heating.

We believe our internal exposure to Year 2000 issues is primarily limited to the purchase of computer hardware, and to a lesser extent software, at some of our divisions. We have conducted a program that includes a review of all computers, software and related date-sensitive equipment used in the management of print jobs, office automation, accounting, process control and other applications. This review program consisted of both information technology and non-information technology systems. We have completed our review program and begun corrective actions. Since July 1, 1998, Y2K compliant MIS systems and corresponding hardware updates have been installed in over 60% of the divisions. The installation of new divisional MIS systems/hardware should be completed by August 30, 1999. Testing on non-MIS systems should be completed by August 1, 1999 and corrective actions completed by September 30, 1999. We anticipate the cost of such corrective actions will be approximately $750,000 for the existing divisions. The due diligence process for new acquisitions includes a Year 2000 assessment, with corrective action plans scheduled for immediate implementation.

We believe our Year 2000 risk areas are focused on the loss of our ability to operate due to (i) equipment malfunction or (ii) customer inability to forward electronic images due to its own Year 2000 malfunctions. Should our information technology systems fail, in spite of our efforts to meet Year 2000 compliance standards, the failure could have a material effect on our ability to manage our business including billing, collecting, disbursing and creating timely financial reports. If a substantial portion of our equipment contains computer chips which are not Year 2000 compliant, the equipment may not function after December 31, 1999, and, therefore, we would not be able to produce and deliver our product. As part of the investigation process, our suppliers and other service vendors have been asked to provide documentation on their Year 2000 compliance status, and the majority have provided us with compliance assurances. Non-compliant suppliers are subject to replacement. Each operating division has assigned a Year 2000 compliance officer responsible for identifying local problem areas and managing corrective actions. A meeting of the divisional Y2K compliance officers working out the final testing and implementation steps is being held on June 5, 1999. We also believe we have the capacity in place to provide the expertise to customers to develop the electronic images necessary for respective print jobs.

We have requested Year 2000 risk analysis compliance status reports from customers and suppliers, to date we have received completed information from over 60% of those surveyed. We expect that by September 30, 1999 we will have over 90% response. Based on the results of this survey, we will formulate a going forward plan on actions to be taken with non-compliant responders. We expect this will be done by October 15, 1999. If a majority of our key suppliers of raw materials such as paper, film, and plates have a disruption in their ability to supply us, the results could have a material adverse effect on us because we could not provide printed products to our customers. This would cause a decline in revenue. In addition, if key customers have disruptions in their operations due to Year 2000 compliance issues, the results could have a material adverse effect on us due to the customers' reallocation of resources. We are also developing contingency plans, which by their nature will continue to evolve; with regard to a worst case Year 2000 scenario in which a particular division is unable to perform, plans are being developed, and should be finished in the second quarter of 1999, to shift work to other divisions.

If in the worst case scenario that Year 2000 issues of our equipment and systems, our vendors, and/or our customers are not addressed satisfactorily, we could experience a disruption in business that would cause a decline in earnings and our cash flows. Contingency plans are now in place to shift work to other divisions with regard to a worse case scenario in which a particular division is unable to perform.


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


Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risks were not material at March 31, 1999. As of that date, substantially all of our interest bearing indebtedness bore interest on a fixed rate basis, except for the $18.5 million term debt and the $2.6 million revolver line of credit, which bore interest on a variable basis. We do not currently deal in any derivative instruments nor are we exposed to any currency translation fluctuations. We do not have any commodity derivative instruments because we generally pass any paper price fluctuations through to our customers using the product pricing.

PART II - OTHER INFORMATION


Item 1 - Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising in the normal course of business. We maintain insurance coverage in amounts deemed adequate to cover potential claims. Current litigation that involves us is not considered significant by management to our financial position or operating results. While the outcome of lawsuits or other proceedings against us cannot be predicted with certainty, we believe the outcomes of any of these matters will not have a material effect on operating results or financial position.


Item 2 - Changes in Securities and Use of Proceeds

In March 1999, Master Graphics issued 43,029 shares of its common stock valued at $250,000 to the sellers in partial consideration for the acquisition of Woods Lithographics. These shares of common stock were issued by Master Graphics in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and the rules and regulations adopted thereunder, as a transaction by the issuer not involving a public offering.


Item 6 - Exhibits and Reports on Form 8-K

 (A)  EXHIBITS

       3.1*   Charter of Master Graphics, Inc. (Exhibit 3.1)
       3.2*   Bylaws of Master Graphics, Inc. (Exhibit 3.3)
      10.1**  Third Amended and Restated Loan and Security Agreement dated as of
              March 15, 1999 between Premier Graphics, Inc., a Delaware
              corporation, and General Electric Capital Corporation, a New York
              corporation, as Lender and as Agent to Lenders, Deutsche Financial
              Services Corporation, a Nevada corporation, as a Lender and as
              Revolving Credit Agent for Lenders, and Transamerica Equipment
              Financial Services Corporation, a Delaware corporation, as Lender
              (Exhibit 10.1)
      10.2*** Stock Purchase Agreement dated as of March 15, 1999 between
              Premier Graphics, Inc. and David Bornhoeft (Exhibit 2.1)
      10.3*** Agreement and Plan of Merger dated as of March 15, 1999 between
              Columbia Graphics Corporation and Premier Graphics, Inc.
              (Exhibit 2.2)
      11.1    Statement regarding computation of Per Share Earnings
      27.1    Financial Data Schedule (for SEC use only)
------------

  * Incorporated by reference to Master Graphics' Registration Statement on Form S-1 (Registration No. 333-49861). The parenthetical exhibit number indicates where the exhibit is found in that filing.
 ** Incorporated by reference to Master Graphics' and Premier Graphics'
    Registration Statement on Form S-4 (Registration No. 333-71157). The parenthetical exhibit number indicates where the exhibit is found in that filing.
*** Incorporated by reference to Master Graphics' Form 8-K filed on March 29,
    1999. The parenthetical exhibit number indicates where the exhibit is found in that filing.


 (B)  REPORTS ON FORM 8-K

      Form 8-K filed March 29, 1999 in connection with the acquisition of Columbia Graphics Corporation.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, Master Graphics, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MASTER GRAPHICS, INC.



                                       By: /s/ Lance T. Fair
                                           ---------------------------------
                                           Lance T. Fair
                                           Sr. Vice President - Acquisitions
                                           Chief Financial Officer


                                           Date:  May 13, 1999



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


                                           Date: May 13, 1999