Form 10-Q
period 1999-06-30
MASTER GRAPHICS INC
filed 1999-08-16
CIK 1059363

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

       (X)   Quarterly report pursuant to Section 13 or 15(d) of the Securities
       ---   Exchange Act of 1934

             For the quarterly period ended June 30, 1999 or

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


Common Stock, $0.001 Par Value, 7,923,026 shares as of August 13, 1999.
                               ----------

INDEX



PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements                                              Page

         Condensed Consolidated Balance Sheets, December 31, 1998 and
         June 30, 1999....................................................    3

         Condensed Consolidated Statements of Operations for the Three
         Months Ended June 30, 1998 and 1999..............................    4

         Condensed Consolidated Statements of Operations for the Six
         Months Ended June 30, 1998 and 1999..............................    5

         Condensed Consolidated Statements of Cash Flows for the Six
         Months Ended June 30, 1998 and 1999..............................    6

         Notes to Condensed Consolidated
         Financial Statements.............................................    7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations............................................   14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......   18

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings................................................   18

Item 2.  Changes in Securities and Use of Proceeds........................   18

Item 4.  Submission of Matters to a Vote of Security Holders..............   18

Item 6.  Exhibits and Reports on Form 8-K.................................   18

Signatures................................................................   20

                        PART I - FINANCIAL INFORMATION
                         Item 1. Financial Statements
                     MASTER GRAPHICS, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In Thousands, Except Share Data)

                                                         December 31,  June 30,
                                                             1998        1999
                                                         ------------  --------
                                                                     (Unaudited)
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                  $ 13,525  $      0
  Trade accounts receivable, net                               38,529    46,340
  Inventories:
     Raw materials and supplies                                 2,909     4,328
     Work-in-process                                            5,186     8,947
                                                             --------  --------
       Total inventories                                        8,095    13,275
  Deferred income taxes                                         1,057     2,632
  Other current assets                                          4,012     5,063
                                                             --------  --------
       Total current assets                                    65,218    67,310
  Property, plant and equipment, net                           75,251    94,476
  Goodwill, net                                                64,469    98,668
  Deferred loan costs, net                                      1,352     1,335
  Other                                                         1,586     3,757
                                                             --------  --------
       Total assets                                          $207,876  $265,546
                                                             ========  ========

                       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current installments of long-term debt                     $    924  $  6,548
  Accounts payable                                             10,829    12,564
  Accrued expenses                                              5,540     7,586
                                                             --------  --------
       Total current liabilities                               17,293    26,698
  Long-term debt, net of current installments                 144,223   192,294
  Deferred income taxes                                         7,554     9,160
  Other liabilities                                             1,177       961
  Redeemable preferred stock                                    1,437     1,497
  Commitments and contingencies

SHAREHOLDERS' EQUITY:
  Common stock ($0.001 par value; 100,000,000 shares
     authorized; 7,879,997 shares issued and outstanding
     at December 31, 1998 and 7,923,026 shares issued
     and outstanding at June 30, 1999)                              8         8
  Additional paid-in capital                                   39,843    40,016
  Retained earnings (deficit)                                  (3,659)   (5,088)
                                                             --------  --------
       Total shareholders' equity                              36,192    34,936
                                                             --------  --------
       Total liabilities and shareholders' equity            $207,876  $265,546
                                                             ========  ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     MASTER GRAPHICS, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In Thousands, Except Per Share Data)
                                  (Unaudited)

                                                  Three months ended June 30,
                                                  ---------------------------
                                                      1998           1999
                                                  -------------  ------------
Net Revenue                                         $ 38,525       $ 65,277
Cost of Revenue                                       28,289         50,403
                                                    --------       --------
  Gross Profit                                        10,236         14,874
Selling, general and administrative expenses           6,969         13,115
                                                    --------       --------
  Operating Income                                     3,267          1,759
Other income (expense):
  Interest expense                                    (2,746)        (5,353)
  Other, net                                             213            230
                                                    --------       --------
     Income (loss) before income taxes                   734         (3,364)
Income tax benefit                                         0         (1,242)
                                                    --------       --------
     Net earnings (loss)                                 734         (2,122)
Extraordinary loss on extinguishment of debt
  net of income tax benefit of $1,458                 (2,098)             0
                                                    --------       --------
     Net loss                                        ($1,364)       ($2,122)
                                                    ========       ========

Basic earnings per share:
Net earnings (loss) before extraordinary loss       $   0.14         ($0.28)
Extraordinary loss                                     (0.43)          0.00
                                                    --------       --------
     Net loss                                         ($0.29)        ($0.28)
                                                    ========       ========

Diluted earnings per share:
Net earnings (loss) before extraordinary loss       $   0.13         ($0.28)
Extraordinary loss                                     (0.40)          0.00
                                                    --------       --------
     Net loss                                         ($0.27)        ($0.28)
                                                    ========       ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     MASTER GRAPHICS, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In Thousands, Except Per Share Data)
                                  (Unaudited)

                                                    Six months ended June 30,
                                                    -------------------------
                                                       1998          1999
                                                    -----------  ------------
Net Revenue                                           $66,545      $121,655
Cost of Revenue                                        48,943        91,166
                                                      -------      --------
  Gross Profit                                         17,602        30,489
Selling, general and administrative expenses           11,834        23,023
                                                      -------      --------
  Operating Income                                      5,768         7,466
Other income (expense):
  Interest expense                                     (4,994)      (10,027)
  Other, net                                              399           517
                                                      -------      --------
     Income (loss) before income taxes                  1,173        (2,044)
Income tax benefit                                         (4)         (675)
                                                      -------      --------
     Net earnings (loss)                                1,177        (1,369)
Extraordinary loss on extinguishment of debt,
  net of income tax benefit of $1,458                  (2,098)            0
                                                      -------      --------
     Net loss                                           ($921)      ($1,369)
                                                      =======      ========

Basic earnings per share:
  Net earnings (loss) before extraordinary loss       $  0.25        ($0.19)
  Extraordinary loss                                    (0.47)         0.00
                                                      -------      --------
     Net loss                                          ($0.22)       ($0.19)
                                                      =======      ========

Diluted earnings per share:
  Net earnings (loss) before extraordinary loss       $  0.24        ($0.19)
  Extraordinary loss                                    (0.44)         0.00
                                                      -------      --------
     Net loss                                          ($0.20)       ($0.19)
                                                      =======      ========

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                     MASTER GRAPHICS, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)
                                  (Unaudited)

                                                            Six months ended
                                                                 June 30,
                                                           -------------------
                                                             1998       1999
                                                           --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                    ($921)   ($1,369)
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                            2,647      5,101
     Deferred taxes                                               0         31
     Extraordinary loss on extinguishment of debt,
      net of income tax benefit                               2,098          0
     Changes in operating assets and liabilities, net of
      effect of business acquisitions:
       Trade accounts receivable                             (3,737)        78
       Inventories                                              436     (1,265)
       Other assets                                            (199)    (1,487)
       Accounts payable                                      (1,301)    (1,914)
       Accrued expenses                                      (1,488)      (465)
                                                           --------   --------
          Net cash used in operating activities              (2,465)    (1,290)
                                                           --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Business acquisitions, net of cash acquired               (43,386)   (58,096)
  Purchases of equipment                                       (760)    (4,108)
  Repayment of shareholder note receivable                    3,895          0
                                                           --------   --------
          Net cash used in investing activities             (40,251)   (62,204)
                                                           --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings on lines of credit                            (305)     9,475
  Proceeds from issuance of long-term debt                   45,186     43,159
  Net proceeds from initial public offering of stock         30,092          0
  Issuance of common stock to finance acquisitions                0        233
  Principal payments on long-term debt                      (31,356)    (2,595)
  Loan costs incurred                                          (500)      (303)
                                                           --------   --------
          Net cash provided by financing activities          43,117     49,969
                                                           --------   --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            401    (13,525)
CASH AND CASH EQUIVALENTS, beginning of period                1,174     13,525
                                                           --------   --------
CASH AND CASH EQUIVALENTS, end of period                   $  1,575   $      0
                                                           ========   ========

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                     MASTER GRAPHICS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1999
                                  (Unaudited)


(1)  Basis of Presentation

The accompanying condensed consolidated financial statements of Master Graphics, Inc. and its subsidiary (collectively "Company") are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 1998.

In the opinion of the Company, the accompanying condensed consolidated financial statements contain all adjustments (consisting of real, recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows of the Company as of the dates and for the periods presented.

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

The accompanying unaudited condensed consolidated financial statements of the Company include the results of operations of Master Graphics, Inc. and its subsidiary, on a consolidated basis. All intercompany balances and transactions have been eliminated in the consolidation.

(2)  Earnings Per Share

Basic earnings per share are calculated by dividing net earnings less preferred stock dividend and discount accretion by the weighted average number of common shares outstanding. For the three months June 30, 1998 and 1999, the basic weighted average shares outstanding were 4,841,023 and 7,923,026, respectively. For the six months June 30, 1998 and 1999, the basic weighted average shares outstanding were 4,422,835 and 7,909,000, respectively. For the three months and six months ended June 30, 1998 and 1999, conversion of the preferred stock is not assumed in the diluted earnings per share calculation, as the effect is anti-dilutive on an incremental basis. For the three months and six months ended June 30, 1998, exercise of employee stock options and seller warrants are not assumed because their effect would be anti-dilutive using the treasury stock method. For the three months and six months ended June 30, 1999, exercise of employee stock options, the deferred compensation plan, seller warrants and lender warrants are not assumed because their effect would be anti-dilutive using the treasury stock method. For the three months ended June 30, 1998 and 1999 the diluted weighted average shares outstanding were 5,184,466 and 7,923,026, respectively. For the six months ended June 30, 1998 and 1999 the diluted weighted average shares outstanding were 4,754,621 and 7,909,000, respectively (dollars in thousands, except per share amounts).

                     MASTER GRAPHICS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1999
                                  (Unaudited)


                                                Income        Shares      Per-Share
THREE MONTHS ENDED JUNE 30, 1998              (Numerator)  (Denominator)   Amount
--------------------------------              -----------  -------------  ---------
Net earnings before extraordinary loss            $  734
Less: Redeemable preferred stock dividends           (28)
Less: Redeemable preferred stock discount            (29)
                                                 -------
BASIC EARNINGS PER SHARE
Net earnings available to common shareholders -
  before extraordinary loss                          677    4,841,023      $0.14
                                                                          ======
EFFECT OF DILUTIVE SECURITIES
Lender warrants                                        0      243,443
Deferred compensation contracts                       15      100,000
                                                 -------    ---------
DILUTED EARNINGS PER SHARE
Net earnings available to common shareholders
  plus assumed conversions - before
  extraordinary loss                              $  692    5,184,466      $0.13
                                                 =======    =========     ======

THREE MONTHS ENDED JUNE 30, 1999
--------------------------------
Net loss                                         ($2,122)
Less: Redeemable preferred stock dividends           (28)
Less: Redeemable preferred stock discount            (30)
                                                 -------
BASIC LOSS PER SHARE
Loss available to common shareholders            ($2,180)   7,923,026     ($0.28)
                                                 =======    =========     ======
DILUTED LOSS PER SHARE
Loss available to common shareholders            ($2,180)   7,923,026     ($0.28)
                                                 =======    =========     ======

SIX MONTHS ENDED JUNE 30, 1998
------------------------------
Net earnings before extraordinary loss            $1,177
Less: Redeemable preferred stock dividends           (28)
Less: Redeemable preferred stock discount            (29)
                                                 -------
BASIC EARNINGS PER SHARE
Net earnings available to common shareholders -
  before extraordinary loss                        1,120    4,422,835      $0.25

EFFECT OF DILUTIVE SECURITIES
Lender warrants                                        0      231,786
Deferred compensation contracts                       30      100,000
                                                 -------    ---------
DILUTED EARNINGS PER SHARE
Net earnings available to common shareholders
  plus assumed conversions - before
  extraordinary loss                              $1,150    4,754,621      $0.24
                                                 =======    =========

SIX MONTHS ENDED JUNE 30, 1999
------------------------------
Net loss                                         ($1,369)
Less: Redeemable preferred stock dividends           (58)
Less: Redeemable preferred stock discount            (60)
                                                 -------
BASIC LOSS PER SHARE
Loss available to common shareholders            ($1,487)   7,909,000     ($0.19)
                                                 =======    =========     ======
DILUTED LOSS PER SHARE
Loss available to common shareholders            ($1,487)   7,909,000     ($0.19)
                                                 =======    =========     ======

                     MASTER GRAPHICS, INC. AND SUBSIDIARY
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 June 30, 1999
                                  (Unaudited)


(3)  Acquisitions

In March 1999, the Company acquired all of the outstanding stock of Woods Lithographics, Inc. and Columbia Graphics Corporation and a significant portion of the operating assets of White Arts, Inc. All of these businesses are engaged in general commercial printing. These acquisitions were paid for with a combination of cash ($16.7 million) and 43,029 shares of common stock ($.25 million). These acquisitions have been accounted for by the purchase method and, accordingly, the results of operations of Woods Lithographics, Columbia Graphics and White Arts Printing have been included in the Company's 1999 consolidated financial statements from their respective acquisition dates. The excess of the purchase prices over the fair value of the net identifiable assets acquired is approximately $14.3 million, which has been recorded as goodwill and is being amortized on a straight-line basis over 40 years.

In May and June 1999, the Company acquired all of the outstanding stock of Eagle Direct, Inc. and Thomasson Printing, Inc. Both of these businesses are engaged in general commercial printing. These acquisitions were paid for with cash ($13.0 million). These acquisitions have been accounted for by the purchase method and, accordingly, the results of operations of Eagle Direct and Thomasson Printing have been included in the Company's 1999 consolidated financial statements from their respective acquisition dates. The excess of the purchase prices over the fair value of the net identifiable assets acquired is approximately $7.6 million, which has been recorded as goodwill and is being amortized on a straight-line basis over 40 years.

The following unaudited pro forma financial information presents the combined results of operations of the Company and the acquired businesses, as if the acquisitions had occurred at January 1, 1998. Pro forma amounts for 1998 also include the effects of the 1998 acquisitions and of the 1999 acquisitions described above. Effect has been given to certain adjustments, including amortization of goodwill, adjusted depreciation expense and increased interest expense on debt related to the acquisitions. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and the acquired businesses constituted a single entity during such periods.

                                               Six months ended June 30,
                                               -------------------------
                                                  1998           1999
                                                  ----           ----
  Net revenue                                   $142,257       $135,088
  Net earnings                                   ($1,430)       ($1,989)
  Basic earnings per share                        ($0.32)        ($0.25)
  Diluted earnings per share                      ($0.32)        ($0.25)

                     MASTER GRAPHICS, INC. AND SUBSIDIARY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
                                  (Continued)
                                 June 30, 1999
                                  (Unaudited)

(4) Long-Term Debt

The following is a summary of the Company's long-term debt instruments (in thousands) as of:


                                    December 31,     June 30,
                                    ------------     --------
                                        1998           1999
                                    ------------     --------
                                                    (unaudited)

  Senior Notes                          $130,000     $130,000
  Credit Facilities:
     Term Debt                               262       41,224
     Working Capital Debt                      0        9,475
     Sellers' notes                       16,599       15,625
     Other                                 2,919        7,638
                                        --------     --------
                                         149,780      203,962
  Less unamortized debt discount           4,633        5,120
                                        --------     --------
                                         145,147      198,842
  Less current maturities                    924        6,548
                                        --------     --------
                                        $144,223     $192,294
                                        ========     ========

In March 1999, the Company entered into a Third Amended and Restated Loan and Security Agreement with General Electric Capital Corporation, as agent for itself and other lenders. Pursuant to the agreement, the credit facility consists of two term loans ("Term Loan A" and "Term Loan B") each of $30 million and a revolving credit facility ("Revolver") of $20 million. Term Loan A bears interest, payable monthly, at a floating rate equal to LIBOR plus 2.5% (7.4% at June 30, 1999), and Term Loan B bears interest, payable monthly, at a floating rate equal to LIBOR plus 3.0% (7.9% at June 30, 1999). Term Loan A matures in March 2004, and principal is payable based on a five-year amortization. Term Loan B matures in March 2005 with quarterly principal payments based on amount of principal outstanding with a final balloon payment at maturity. The annual amortization of the $41.2 million ($20.6 million under each of Term Loan A and Term Loan B) outstanding at June 30, 1999 will approximate $5.8 million for each of the next five years. The use of proceeds from Term Loans A and B is restricted to acquisitions. The Revolver, which contains certain borrowing base limitations, bears interest at the prime rate (8.0% at June 30, 1999), and is repayable in full in March 2004. There was $11.5 million available under the Revolver and $18.8 million available in term debt as of June 30, 1999.

The security for the facility includes a lien on all of the assets of Premier Graphics, Inc., Master Graphics' sole subsidiary, as well as a pledge by Master Graphics of all of the outstanding stock of Premier Graphics. The facility includes a prepayment penalty of 3% of the amount prepared during the first year of the loan, 2% during the second year, 1% during the third year, and no prepayment penalty after March 2002.

Under the facility, the Company is required to maintain certain financial tests and ratios including, but not limited to a covenant requiring a minimum level of prepayment to Term Loan A and Term Loan B based on 50% of annual excess cash flow, as defined.

In connection with the Company's acquisition of White Arts in March 1999, the Company assumed approximately $4.3 million of indebtedness owed by the acquired company. That indebtedness is classified above as "other" long-term debt. The remainder of the Company's "other" long-term debt consists of approximately $2.5 million in capital lease obligations, and other miscellaneous items of indebtedness.

See Note 7 - Subsequent Events

                     MASTER GRAPHICS, INC. AND SUBSIDIARY
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
                                  (Continued)
                                 June 30, 1999
                                  (Unaudited)

(5)  Property, Plant and Equipment

The following is a summary of the Company's property, plant and equipment (in thousands) as of:

                                   December 31,     June 30,
                                      1998            1999
                                   ------------   -----------
                                                  (unaudited)
  Land                                  $   486    $    786
  Buildings                               3,830       5,759
  Leasehold improvements                  1,115       1,323
  Machinery and equipment                75,602      92,196
  Furniture and fixtures                  3,331       4,443
  Vehicles                                1,374       1,248
                                        -------    --------
                                         85,738     105,755
  Less accumulated depreciation          10,487      11,279
                                        -------    --------
                                        $75,251    $ 94,476
                                        =======    ========

Included in the machinery and equipment balance of $92.2 million are $10.4 million in assets held for sale. These assets reflect the value of presses taken out of service and scheduled for sale under the Company's press replacement program with a major press manufacturer. We have identified thirty-five older model presses to be replaced with fifteen state of the art presses. These assets will be disposed of during the third quarter.

                     MASTER GRAPHICS, INC. AND SUBSIDIARY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
                                  (Continued)
                                 June 30, 1999
                                  (Unaudited)


(6)  Wholly-owned Operating Subsidiary

Master Graphics is a holding company with no operating assets or operations. Premier Graphics, its only subsidiary, is the primary obligor for the Senior Notes and the credit facility with General Electric Capital Corporation as agent. The Senior Notes are fully and unconditionally guaranteed by Master Graphics. Following is summarized combined financial information of Premier Graphics as of December 31, 1998 and June 30, 1999 and for the three months and six months ended June 30, 1998 and 1999, respectively (in thousands).

                                                         December 31,   June 30,
                                                             1998         1999
                                                         ------------   --------
  Balance sheet data:
     Current assets                                         $ 62,956    $ 66,540
     Property, plant and equipment                            74,943      94,119
     Goodwill, net                                            63,771      98,500
     Due from Shareholder                                     46,025      94,474
     Other non-current assets                                  1,523       9,036
                                                            --------    --------
       Total assets                                         $249,218    $362,669
                                                            ========    ========

     Current liabilities, including current
       installments of long-term debt of
       $924 and $6,548 in 1998 and 1999                     $ 16,327    $ 28,116
     Long-term debt, net                                     127,624     194,840
     Other liabilities                                         3,551       4,448
                                                            --------    --------
         Total liabilities                                   147,502     227,404
     Stockholders' equity                                    101,716     135,265
                                                            --------    --------
       Total liabilities and stockholders' equity           $249,218    $362,669
                                                            ========    ========

                                                         Three months ended June 30,
                                                              1998        1999
                                                            --------    --------
  Statement of operations data:
     Net revenues                                            $38,525     $65,277
     Gross profit                                             10,236      14,568
     Operating income                                          3,267       1,327
     Interest expense                                          1,576       4,894
     Income tax benefit                                            0      (1,242)
     Net earnings (loss)                                     $   251     $(1,598)


                     MASTER GRAPHICS, INC. AND SUBSIDIARY
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
                                  (Continued)
                                 June 30, 1999
                                  (Unaudited)


                                                   Six months ended June 30,
                                                      1998          1999
                                                      ----          ----
  Statement of operations data:
     Net revenues                                    $66,545      $121,655
     Gross profit                                     17,602        30,183
     Operating income                                  5,768         7,490
     Interest expense                                  3,587         9,090
     Income tax benefit                                   (4)         (675)
     Net earnings                                    $   694      $     89


The following unaudited pro forma financial information presents the combined results of operations of Premier Graphics and the businesses acquired in 1998 and 1999 as if the acquisitions and related financings, including the initial public offering of Master Graphics common stock and the Senior Notes offering had occurred as of January 1, 1998 after giving effects to certain adjustments, including amortization of goodwill, adjusted depreciation expense and increased interest expense on debt related to the acquisitions. The unaudited pro forma financial information does not necessarily reflect the results of operations that would have occurred had Premier Graphics and the acquired businesses constituted a single entity during such periods (in thousands).

                                                   Six months ended June 30,
                                                       1998        1999
                                                       ----        ----
    Net revenue                                     $142,257    $135,088
    Operating income                                  10,003       7,509
    Depreciation and amortization                      4,632       5,988
    Net earnings                                    $    186    $   (531)

Management believes that there are specific items included in the acquirees results of operations which are non-recurring and which, if removed from the pro forma results noted above, would increase earnings by $1.3 million and $0.3 million for the six month periods ended June 30, 1998 and 1999, respectively.

(7)  Subsequent Events

On July 8, 1999, approximately four months after the retirement of the president of its Blackwell Lithographers division in Jackson, Mississippi, the Company ceased operations at the Blackwell division. Blackwell's customer base was reassigned to the sales force of Hederman Brothers Printing, the Company's other Jackson-based operation. Costs of the shutdown include severance pay and outplacement assistance for employees, plus a minimal level of utility and security costs until the disposal of equipment and facility is complete. These costs are considered immaterial. Because Blackwell sales are expected to be recovered at Hederman Brothers, goodwill was not considered to be impaired.

On August 13, 1999, the Company amended its senior credit facility which adjusted certain financial covenants and placed the related interest rates on variable pricing based on leverage ratios. The effects of this amendment were to increase interest rate margins by 25 basis points.

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

Material Changes in Financial Condition

From December 31, 1998 to June 30, 1999, we utilized our excess cash from the issuance of $130 million of 11.5% Senior Notes due 2005 to fund acquisitions. As a result, our working capital position has declined by approximately $7.3 million.

Consolidated Results of Operations

The following table sets forth certain unaudited consolidated financial data for the periods indicated (dollars in millions) and such results as a percentage of revenue.

                                                     Three months ended June 30,
                                                         1998             1999
                                                        ------           -------
  Revenue                                           $ 38.5   100.0%  $ 65.3   100.0%
  Gross profit                                        10.2    26.5     14.9    22.8
  Selling, general and administrative expenses         7.0    18.2     13.1    20.1
  Operating income                                     3.2     8.3      1.8     2.8
  Interest and other expense                           2.5     6.5      5.1     7.8
  Net earnings (loss)  before extraordinary loss       0.7     1.8     (2.1)   (3.2)
  Extraordinary loss                                  (2.1)   (5.5)     0.0     0.0
  Net loss                                           ($1.4)    3.6%   ($2.1)   (3.2%)

 Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

Revenue.   Revenue increased approximately 70% from $38.5 million for the three months ended June 30, 1998 to $65.3 million for the three months ended June 30, 1999. This growth was attributable primarily to the implementation of our acquisition strategy. Revenue growth on a same store basis, however, declined compared to the second quarter of 1998. This decline is primarily connected to timing issues from key accounts in the Chicago and Houston markets, as well as a failed unionization attempt at our largest division in Alexandria, Virginia. Also impacting the period was our focus on ISO certification and investing in a standardized MIS system, along with the complexities associated with installing new presses at the Company's Henderson, North Carolina and Atlanta, Georgia divisions.

Gross profit. Gross profit increased from $10.2 million for the three months ended June 30, 1998 to $14.9 million for the three months ended June 30, 1999. The increase in gross profit was attributable primarily to the implementation of our acquisition strategy. Gross profit as a percentage of sales decreased to 22.8% for the three months ended June 30, 1999, from 26.5% in the corresponding period of the prior year, and is directly related to the revenue decline described above. During the quarter, we maintained our historical direct material margin as a percentage of revenue, however the decline in revenue caused a reduction in the direct material margin dollars available to cover increased factory cost resulting from the addition of new acquisitions. This resulted in a lower gross profit percentage when compared to 1998. At the end of the quarter, we implemented a cost containment program at selected divisions that is primarily directed at factory labor expenses. We expect to see results from this effort during the third quarter. These events offset the progress in implementing corporate-wide purchasing programs.

Selling, general and administrative expenses. Selling, general and administrative expenses increased from $7.0 million for the three months ended June 30, 1998 to $13.1 million for the three months ended June 30,1999. Selling expenses increased with increasing revenue mentioned above and general and administrative expenses increased in conjunction with our acquisition strategy and execution of our business plan, specifically costs related to ISO certification (eight of twenty facilities are now certified or recommended for certification) and installation of our MIS system (fifteen of twenty facilities are now complete).

Interest and other expense. Interest and other expense increased from $2.5 million for the three months ended June 30, 1998 to $5.2 million for the three months ended June 30, 1999. A substantial portion of the purchase price for each of our acquisitions was financed with debt. Accordingly, the increase in interest expense is primarily attributable to our acquisition program and related financing activities. In addition, the change reflects the effects of our $34 million initial public offering of stock in June 1998 and the issuance of $130 million of 11.5% Senior Notes due 2005 by Premier
Graphics.

                                                       Six months ended June 30,
                                                          1998              1999
                                                        -------           -------
  Revenue                                           $ 66.5   100.0%   $121.7   100.0%
  Gross profit                                        17.6    26.5      30.5    25.1
  Selling, general and administrative expenses        11.8    17.7      23.0    18.9
  Operating income                                     5.8     8.7       7.5     6.2
  Interest and other expense                           4.6     6.9       9.5     7.8
  Net earnings (loss)  before extraordinary loss       1.2     1.8      (1.4)   (1.2)
  Extraordinary loss                                  (2.1)   (3.2)      0.0     0.0
  Net loss                                           ($0.9)   (1.4%)   ($1.4)   (1.2%)

   Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

Revenue. Revenue increased approximately 83% from $66.5 million for the six months ended June 30, 1998 to $121.7 million for the six months ended June 30, 1999. Revenue growth was attributable primarily to the implementation of our acquisition strategy. Revenue growth year to date was impacted by the year over year decline during the second quarter.

Gross profit. Gross profit increased from $17.6 million for the six months ended June 30, 1998 to $30.5 million for the six months ended June 30, 1999. The increase in gross profit was attributable primarily to the implementation of our acquisition strategy. Gross profit as a percentage of sales decreased to 25.1% for the six months ended June 30, 1999, from 26.5% in the corresponding period of the prior year. Similar to second quarter results, the year to date gross profit percentage, compared to 1998, was impacted by lower gross margin dollars and increased factory cost resulting from the addition of new acquisitions. These events offset the progress in implementing corporate-wide purchasing programs.

Selling, general and administrative expenses. Selling, general and administrative expenses increased from $11.8 million for the six months ended June 30, 1998 to $23.0 million for the six months ended June 30,1999. Selling expenses increased with increasing revenue mentioned above and general and administrative expenses increased in conjunction with our acquisition strategy and execution of our business plan.

Interest and other expense. Interest and other expense increased from $4.6 million for the six months ended June 30, 1998 to $9.5 million for the six months ended June 30, 1999. A substantial portion of the purchase price for each of our acquisitions was financed with debt. Accordingly, the increase in interest expense is primarily attributable to our acquisition program and related financing activities. In addition, the change reflects the effects of our $34 million initial public offering of stock in June 1998 and the issuance of $130 million of 11.5% Senior Notes due 2005 by Premier Graphics.

Liquidity and Capital Resources

Our primary cash requirements are for debt service, capital expenditures, acquisitions and working capital. Historically, we have financed our operations and equipment purchases with cash flows from operations, capital leases and secured loans through commercial banks or other institutional lenders and credit lines from commercial banks. We have financed our acquisitions primarily with funds under a credit facility as well as subordinated notes payable to former owners of the acquired companies. Working capital on June 30, 1999 was $40.6 million, a decrease of $7.3 million from December 31, 1998. Our largest source of capital for acquisitions has been debt financing including the $130 million of 11.5% Senior Notes due 2005 as well as our senior credit facility which originally closed in September 1997 and which has been revised from time to time, most recently being revised in March 1999. Footnote 4 to the condensed consolidated financial statements included herein provides a brief description of the revised credit facility.

As part of the respective purchase agreements, we have agreed to pay the former owners of twelve of the acquired companies additional purchase price consideration if such companies surpass certain EBITDA-based targets, which generally exceed the pre-acquisition performance levels of those companies. Reaching these targets will result in additional cash inflow to the Company arising from the incremental EBITDA above the targets and additional cash outflow from the consideration required to be paid. The periods for which the targets will be measured vary for each of the Companies, and the measurement periods range from one year to five years of operations. For some of the companies, additional consideration will be payable by us annually for each year in which the EBITDA-based target is surpassed, and for other companies, only a single lump sum payment will be made by us if the performance of the company exceeds the target. The maximum additional purchase price consideration payable to the former owners of eleven of the companies is limited to a specified amount. The amount of additional consideration payable to the former owners of the other company is not limited once the EBITDA-based target is surpassed. Through June 30, 1999, we have paid former owners $8.0 million of additional purchase price consideration and we anticipate that we will pay no additional amounts in 1999. Thereafter, assuming that the former owners become entitled to receive the maximum amount of additional purchase price consideration at the earliest possible time, we would pay the former owners, over $17.9 million in 2000, over $4.1 million in 2001, $6.5 million in 2002 and $15.0 million in 2003. One-half of the $15.0 million payable in 2003 according to the preceding sentence would be payable in shares of our Common Stock. Otherwise, additional purchase price consideration is payable in cash. Any additional purchase price consideration will be recorded as additional goodwill and amortized over approximately 40 years.

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

We currently believe that our existing funds available under our credit facility and funds expected to be generated from operations will provide sufficient funds to finance our operations for at least the next 12 months. However, if the Company's operating performance does not improve from the performance of the second quarter of 1999, the Company may be required to seek alternative resources for liquidity. There can be no assurances that such alternative liquidity resources will be available. Considering our operating cash flow in the short-term, we can adequately dispose of our current obligations including interest and principal of outstanding debt. In addition, the operating cash flow should provide adequate liquidity to meet our anticipated capital expenditure plans. We may not be able to continue our acquisition strategy without ongoing financing from third parties.

Year 2000

Year 2000 issues continue to be addressed and resolved. If internal systems do not correctly recognize and process date information beyond the year 1999, there could be an adverse impact on our operations. There are two other related issues which could also lead to incorrect calculations or failures: (i) some systems programming assigns special meaning to certain dates, such as 9/9/99, and (ii) the year 2000 is a leap year. The Year 2000 compliance issues stem from the computer industry's practice of conserving data storage by using two digits to represent a year. Systems and hardware using this format may process data incorrectly or fail with the use of dates in the next century. These types of failures can influence applications that rely on dates to perform calculations (such as an accounts receivable aging report), as well as systems such as building security and heating.

We believe our internal exposure to Year 2000 issues is primarily limited to the purchase of computer hardware, and to a lesser extent software, at some of our divisions. We have conducted a program that includes a review of all computers, software and related date-sensitive equipment used in the management of print jobs, office automation, accounting, process control and other applications. This review program consisted of both information technology and non-information technology systems. We have completed our review program and begun corrective actions. Since July 1, 1998, Y2K compliant MIS systems and corresponding hardware updates have been installed in over 80% of the divisions. The installation of new divisional MIS systems/hardware will be completed by September 30, 1999. Testing of non-MIS systems was completed on August 1, 1999 and corrective actions will be completed by September 30, 1999. We anticipate the cost of such corrective actions will be approximately $750,000 for the existing divisions. The due diligence process for new acquisitions includes a Year 2000 assessment, with corrective action plans scheduled for immediate implementation.

We believe our Year 2000 risk areas are focused on the loss of our ability to operate due to (i) equipment malfunction or (ii) customer inability to forward electronic images due to its own Year 2000 malfunctions. Should our information technology systems fail, in spite of our efforts to meet Year 2000 compliance standards, the failure could have a material effect on our ability to manage our business including billing, collecting, disbursing and creating timely financial reports. If a substantial portion of our equipment contains computer chips that are not Year 2000 compliant, the equipment may not function after December 31, 1999, and, therefore, we would not be able to produce and deliver our product. As part of the investigation process, our suppliers and other service vendors have been asked to provide documentation on their Year 2000 compliance status, and the majority have provided us with compliance assurances. Non-compliant suppliers are subject to replacement. Each operating division has assigned a Year 2000-compliance officer responsible for identifying local problem areas and managing corrective actions. A meeting of the divisional Y2K compliance officers to work out the final testing and implementation steps was held on June 5, 1999. We also believe we have the expertise to assist customers in the development of the electronic images necessary for their print jobs.

We have requested Year 2000 risk analysis compliance status reports from customers and suppliers and to date we have received completed information from over 60% of those surveyed. We expect that by September 30, 1999 we will have over 90% response. Based on the results of this survey, we will formulate a going forward plan on actions to be taken with non-compliant responders. We expect this will be done by October 15, 1999. If a majority of our key suppliers of raw materials such as paper, film, and plates have a disruption in their ability to supply us, the results could have a material adverse effect on us because we could not provide printed products to our customers. This would cause a decline in revenue. In addition, if key customers have disruptions in their operations due to Year 2000 compliance issues, the results could have a material adverse effect on us due to the customers' reallocation of resources. Contingency plans are now in place to shift work to other divisions with regard to a worse case scenario in which a particular division is unable to perform.

If in the worst case scenario that Year 2000 issues of our equipment and systems, our vendors, and/or our customers are not addressed satisfactorily, we could experience a disruption in business that would cause a decline in earnings and our cash flows.

Impact of Recently Issued Accounting Standards

We do not believe that any recently issued accounting standards which have not yet been adopted will have a material impact on our consolidated financial statements. SFAS 133, Accounting for Derivative Financial Instruments,
(delayed by SFAS 137) which will be effective for our year ending December 31, 2001, is not expected to have a material impact on our financial statements because SFAS 133 deals with derivative financial instruments, which presently are not instruments that we are involved in to a material extent. SFAS 131, Disclosure About Segments of an Enterprise and Related Information, which was effective for our year ended December 31, 1998 has not had a material impact on our financial statement disclosures since we consider ourselves to be in the single reporting segment of general commercial printing.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risks were not material at June 30, 1999. As of that date, the majority of our interest bearing indebtedness bore interest on a fixed rate basis, except for the $41.2 million term debt and the $9.5 million revolving line of credit, which bore interest on a variable basis. An increase in interest rates of 1% would cause an increase in annual interest expense of approximately $0.5 million. We do not currently deal in any derivative instruments nor are we exposed to any currency translation fluctuations. We do not have any commodity derivative instruments because we generally pass any paper price fluctuations through to our customers using product pricing.

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising in the normal course of business. We maintain insurance coverage in amounts deemed adequate to cover potential claims. Current litigation that involves us is not considered by management to be significant to our financial position or operating results. While the outcome of lawsuits or other proceedings against us cannot be predicted with certainty, we believe the outcomes of any of these matters will not have a material effect on operating results or financial position.

Item 2. Changes in Securities and Use of Proceeds

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

Item 4. Submission of Matters to a Vote of Security Holders

At the 1998 Annual Meeting of Shareholders held on May 19, 1999, the Company's stockholders elected two Class I directors to serve until the 2002 Annual Meeting of Shareholders. The tabulation of votes with respect to each nominee for office was:

  Nominee                            For            Withheld      Abstain
  -------                            ---            --------      -------
  Donald L. Hutson                 7,189,765            0          17,550
  H. Henry (Hap) Hederman, Jr.     7,189,815            0          17,500

The stockholders also approved the Master Graphics Employee Stock Purchase Plan which authorizes the issuance and the purchase by employees of up to 500,000 shares of common stock through payroll deduction by a vote of 5,227,982 to 23,140 with 26,810 abstentions and 2,451,317 broker non-votes.

The stockholders approved an amendment to the 1998 Equity Compensation Plan which increases the number of shares resolved for issuance under the plan by 750,000 shares to 1,500,000 shares be a vote of 5,186,967 to 59,865 with 31,100 abstentions and 2,451,317 broker non-votes.

The stockholders ratified the Board of Directors' designation of KPMG LLP as independent auditors for the fiscal year ended December 31, 1999 by a vote of 7,194,845 to 6,150 with 6,320 abstentions.

  Item 6. Exhibits and Reports on Form 8-K

(A)  EXHIBITS
     3.1*      Charter of Master Graphics, Inc. (Exhibit 3.1)

     3.2*      Bylaws of Master Graphics, Inc. (Exhibit 3.3)

     11.1      Statement regarding computation of Per Share Earnings

     27.1      Financial Data Schedule (for SEC use only)

   * Incorporated by reference to Master Graphics' Registration Statement on Form S-1 (Registration No. 333- 49861). The parenthetical exhibit number indicates where the exhibit is found in that filing.

(B)  REPORTS ON FORM 8-K

On May 28, 1999, we filed an amendment to a Form 8-K previously filed on March 29, 1999 in connection with the acquisition of Columbia Graphics Corporation. This amendment included the financial statements and pro forma financial information regarding Columbia Graphics Corporation otherwise required by Item 7 of Form 8-K.

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

                              MASTER GRAPHICS, INC.

                              By: /s/ Lance T. Fair
                                  ---------------------------------
                                  Lance T. Fair
                                  Sr. Vice President - Acquisitions
                                  Chief Financial Officer

                                  Date: August 13, 1999

                                  /s/ P. Melvin Henson, Jr.
                                  ---------------------------------
                                  P. Melvin Henson, Jr.
                                  Sr. Vice President  Finance & Administration
                                  Chief Accounting Officer

                                  Date: August 13, 1999