Form 10-Q
period 1999-09-30
MASTER GRAPHICS INC
filed 1999-11-15
CIK 1059363

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

       (X)   Quarterly report pursuant to Section 13 or 15(d) of the Securities
       ---   Exchange Act of 1934

             For the quarterly period ended September 30, 1999 or

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


Common Stock, $0.001 Par Value, 7,923,026 shares as of November 12, 1999.
                               ----------

INDEX



PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements                                              Page

         Condensed Consolidated Balance Sheets, December 31, 1998 and
         September 30, 1999...............................................    3

         Condensed Consolidated Statements of Operations for the Three
         Months Ended September 30, 1998 and 1999.........................    4

         Condensed Consolidated Statements of Operations for the Nine
         Months Ended September 30, 1998 and 1999.........................    5

         Condensed Consolidated Statements of Cash Flows for the Nine
         Months Ended September 30, 1998 and 1999.........................    6

         Notes to Condensed Consolidated
         Financial Statements.............................................    7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations............................................   14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......   18

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings................................................   18

Item 6.  Exhibits and Reports on Form 8-K.................................   19

Signatures................................................................   20

                        PART I - FINANCIAL INFORMATION
                         Item 1. Financial Statements
                      MASTER GRAPHICS, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In Thousands, Except Share Data)

                                               December 31,     September 30,
                                                  1998               1999
                                                  ----               ----
                                                                 (Unaudited)
                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                     $ 13,525          $  3,847
  Trade accounts receivable, net                  38,529            51,002
  Inventories:
     Raw materials and supplies                    2,909             4,337
     Work-in-process                               5,186            10,437
                                                --------          --------
       Total inventories                           8,095            14,774
  Deferred income taxes                            1,057             1,957
  Other current assets                             4,012             5,699
                                                --------          --------
       Total current assets                       65,218            77,279
  Property, plant and equipment, net              75,251            89,702
  Goodwill, net                                   64,469           100,709
  Deferred loan costs, net                         1,352             1,232
  Other                                            1,586             2,712
                                                --------          --------
       Total assets                             $207,876          $271,634
                                                ========          ========

                       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current installments of long-term debt        $    924          $  6,542
  Accounts payable                                10,829            14,600
  Accrued expenses                                 5,540            12,577
                                                --------          --------
       Total current liabilities                  17,293            33,719
  Long-term debt, net of current installments    144,223           196,992
  Deferred income taxes                            7,554             9,159
  Other liabilities                                1,177               530
  Redeemable preferred stock                       1,437             1,527
  Commitments and contingencies

SHAREHOLDERS' EQUITY:
  Common stock ($0.001 par value; 100,000,000
     shares authorized; 7,879,997 shares
     issued and outstanding at December 31,
     1998 and 7,923,026 shares issued and
     outstanding at September 30, 1999)                8                 8
  Additional paid-in capital                      39,843            39,986
  Retained earnings (deficit)                     (3,659)          (10,287)
                                                --------          --------
       Total shareholders' equity                 36,192            29,707
                                                --------          --------
       Total liabilities and shareholders'
          equity                                $207,876          $271,634
                                                ========          ========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     MASTER GRAPHICS, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In Thousands, Except Per Share Data)
                                  (Unaudited)

                                                    Three months ended September 30,
                                                          1998             1999
                                                        -------          --------
Net revenue                                             $43,390          $ 68,567
Cost of revenue                                          32,240            53,246
                                                        -------          --------
  Gross profit                                           11,150            15,321
Selling, general and administrative expenses              7,265            14,047
                                                        -------          --------
  Operating income                                        3,885             1,274
Other income (expense):
  Interest expense                                       (2,132)           (5,750)
  Other, net                                                133               (18)
                                                        -------          --------
     Income (loss) before income taxes                    1,886            (4,494)
Income tax expense                                            0               675
                                                        -------          --------
     Net earnings (loss)                                $ 1,886           ($5,169)
                                                        =======          ========

Earnings (loss) per share - basic                       $  0.24            ($0.66)
                                                        =======            ======

Earnings (loss) per share - diluted                     $  0.23            ($0.66)
                                                        =======            ======


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     MASTER GRAPHICS, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In Thousands, Except Per Share Data)
                                  (Unaudited)


                                                           Nine months ended September 30,
                                                               1998             1999
                                                             --------         --------
Net revenue                                                  $109,935         $190,222
Cost of revenue                                                81,183          144,412
                                                             --------         --------
  Gross profit                                                 28,752           45,810
Selling, general and administrative expenses                   19,099           37,070
                                                             --------         --------
  Operating Income                                              9,653            8,740
Other income (expense):
  Interest expense                                             (7,126)         (15,777)
  Other, net                                                      532              499
                                                             --------         --------
     Income (loss) before income taxes                          3,059           (6,538)
Income tax benefit                                                 (4)               0
                                                             --------         --------
     Net earnings (loss) before extraordinary loss              3,063           (6,538)
Extraordinary loss on extinguishment of debt,
  net of income tax benefit of $1,458                          (2,098)               0
                                                             --------         --------
     Net earnings (loss)                                     $    965          ($6,538)
                                                             ========         ========

Basic earnings per share:
  Net earnings (loss) before extraordinary loss              $   0.53           ($0.85)
  Extraordinary loss                                            (0.38)            0.00
                                                             --------         --------
     Net earnings (loss)                                     $   0.15           ($0.85)
                                                             ========         ========

Diluted earnings per share:
  Net earnings (loss) before extraordinary loss              $   0.50           ($0.85)
  Extraordinary loss                                            (0.35)            0.00
                                                             --------         --------
     Net earnings (loss)                                     $   0.15           ($0.85)
                                                             ========         ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     MASTER GRAPHICS, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                  (Unaudited)


                                                                                              Nine months ended September 30,
                                                                                                   1998             1999
                                                                                             ----------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                                                                               $    965          ($6,538)
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                                     4,334            8,370
     Deferred taxes                                                                                        0              705
     Extraordinary loss on extinguishment of debt, net of income tax benefit                           2,098                0
     Changes in operating assets and liabilities, net of effect of business acquisitions:
       Trade accounts receivable                                                                      (7,390)          (4,584)
       Inventories                                                                                     1,418           (2,764)
       Other assets                                                                                     (544)          (2,584)
       Accounts payable                                                                               (2,156)             122
       Accrued expenses                                                                                 (649)           4,526
                                                                                                    --------         --------
          Net cash used in operating activities                                                       (1,924)          (2,747)
                                                                                                    --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Business acquisitions, net of cash acquired                                                        (83,059)         (59,804)
  Purchases of equipment                                                                                (867)          (7,627)
  Disposals of equipment                                                                                   0            5,990
  Repayment of shareholder note receivable                                                             3,895                0
                                                                                                    --------         --------
          Net cash used in investing activities                                                      (80,031)         (61,441)
                                                                                                    --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings on lines of credit                                                                    5,301           15,669
  Proceeds from issuance of long-term debt                                                            76,316           43,109
  Net proceeds from initial public offering of stock                                                  30,087                0
  Issuance of common stock to finance acquisitions                                                     1,280              233
  Principal payments on long-term debt                                                               (31,453)          (4,246)
  Loan costs incurred                                                                                   (750)            (255)
                                                                                                    --------         --------
                      Net cash provided by financing activities                                       80,781           54,510
                                                                                                    --------         --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                  (1,174)          (9,678)
CASH AND CASH EQUIVALENTS, beginning of period                                                         1,174           13,525
                                                                                                    --------         --------
CASH AND CASH EQUIVALENTS, end of period                                                            $      0         $  3,847
                                                                                                    ========         ========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                      MASTER GRAPHICS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                  (Unaudited)


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

(2)  Earnings Per Share

Basic earnings per share are calculated by dividing net earnings less preferred stock dividend and discount accretion by the weighted average number of common shares outstanding. For the three months ended September 30, 1998 and 1999, the basic weighted average shares outstanding were 7,736,229 and 7,923,026, respectively. For the nine months ended September 30, 1998 and 1999, the basic weighted average shares outstanding were 5,540,413 and 7,913,727, respectively. For the three months and nine months ended September 30, 1998 and 1999, conversion of the preferred stock is not assumed in the diluted earnings per share calculation, as the effect is anti-dilutive on an incremental basis. For the three months and nine months ended September 30, 1998, exercise of employee stock options and seller warrants are not assumed because their effect would be anti-dilutive using the treasury stock method. For the three months and nine months ended September 30, 1999, exercise of employee stock options, the deferred compensation plan, seller warrants and lender warrants are not assumed because their effect would be anti-dilutive using the treasury stock method. For the three months ended September 30, 1998 and 1999 the diluted weighted average shares outstanding were 8,056,229 and 7,923,026, respectively. For the nine months ended September 30, 1998 and 1999 the diluted weighted average shares outstanding were 5,919,162 and 7,913,727, respectively (dollars in thousands, except per share amounts).

                      MASTER GRAPHICS, INC. AND SUBSIDIARY
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               September 30, 1999
                                  (Unaudited)


                                                         Income       Shares      Per-Share
THREE MONTHS ENDED SEPTEMBER 30, 1998                 (Numerator)  (Denominator)    Amount
-------------------------------------                 -----------  -------------  ---------
Net earnings before extraordinary loss                  $  1,886
Less: Redeemable preferred stock dividends                   (28)
Less: Redeemable preferred stock discount                    (29)
                                                        --------
BASIC EARNINGS PER SHARE
Net earnings available to common shareholders -
  before extraordinary loss                                1,829      7,736,229      $  0.24
                                                                                   =========
EFFECT OF DILUTIVE SECURITIES
Lender warrants                                                0        220,000
Deferred compensation contracts                               15        100,000
                                                        --------      ---------
DILUTED EARNINGS PER SHARE
Net earnings available to common shareholders plus
  assumed conversions                                   $  1,844      8,056,229      $  0.23
                                                        ========      =========    =========

THREE MONTHS ENDED SEPTEMBER 30, 1999
-------------------------------------
Net loss                                                 ($5,169)
Less: Redeemable preferred stock dividends                   (29)
Less: Redeemable preferred stock discount                    (30)
                                                        --------
BASIC LOSS PER SHARE
Loss available to common shareholders                    ($5,228)     7,923,026       ($0.66)
                                                        ========      =========    =========
DILUTED LOSS PER SHARE
Loss available to common shareholders                    ($5,228)     7,923,026       ($0.66)
                                                        ========      =========    =========

NINE MONTHS ENDED SEPTEMBER 30, 1998
------------------------------------
Net earnings before extraordinary loss                  $  3,063
Less: Redeemable preferred stock dividends                   (56)
Less: Redeemable preferred stock discount                    (58)
                                                        --------
BASIC EARNINGS PER SHARE
Net earnings available to common shareholders -
  before extraordinary loss                                2,949      5,540,413      $  0.53
                                                                                   =========
EFFECT OF DILUTIVE SECURITIES
Lender warrants                                                0        278,749
Deferred compensation contracts                               31        100,000
                                                        --------      ---------
DILUTED EARNINGS PER SHARE
Net earnings available to common shareholders plus
  assumed conversions - before extraordinary loss       $  2,980      5,919,162      $  0.50
                                                        ========      =========    =========

NINE MONTHS ENDED SEPTEMBER 30, 1999
------------------------------------
Net loss                                                 ($6,538)
Less: Redeemable preferred stock dividends                   (87)
Less: Redeemable preferred stock discount                    (90)
                                                        --------
BASIC LOSS PER SHARE
Loss available to common shareholders                    ($6,715)     7,913,727       ($0.85)
                                                        ========      =========    =========
DILUTED LOSS PER SHARE
Loss available to common shareholders                    ($6,715)     7,913,727       ($0.85)
                                                        ========      =========    =========

                      MASTER GRAPHICS, INC. AND SUBSIDIARY
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               September 30, 1999
                                  (Unaudited)


(3)  Acquisitions

In March 1999, the Company acquired all of the outstanding stock of Woods Lithographics, Inc. and Columbia Graphics Corporation and a significant portion of the operating assets of White Arts, Inc. All of these businesses are engaged in general commercial printing. These acquisitions were paid for with a combination of cash ($16.7 million) and 43,029 shares of common stock ($.25 million). These acquisitions have been accounted for by the purchase method and, accordingly, the results of operations of Woods Lithographics, Columbia Graphics and White Arts Printing have been included in the Company's 1999 consolidated financial statements from their respective acquisition dates. The excess of the purchase prices over the fair value of the net identifiable assets acquired is approximately $14.6 million, which has been recorded as goodwill and is being amortized on a straight-line basis over 40 years.

In May and June 1999, the Company acquired all of the outstanding stock of Eagle Direct, Inc. and Thomasson Printing, Inc. Both of these businesses are engaged in general commercial printing. These acquisitions were paid for with cash ($13.0 million). These acquisitions have been accounted for by the purchase method and, accordingly, the results of operations of Eagle Direct and Thomasson Printing have been included in the Company's 1999 consolidated financial statements from their respective acquisition dates. The excess of the purchase prices over the fair value of the net identifiable assets acquired is approximately $9.1 million, which has been recorded as goodwill and is being amortized on a straight-line basis over 40 years.

In July 1999, approximately four months after the retirement of the president of its Blackwell Lithographers division in Jackson, Mississippi, the Company ceased operations at the Blackwell division. Blackwell's customer base was reassigned to the sales force of Hederman Brothers Printing, the Company's other Jackson-based operation. Costs of the shutdown include severance pay and outplacement assistance for employees, plus a minimal level of utility and security costs until the disposal of equipment and facility is complete. These costs are considered immaterial. Because Blackwell sales are expected to be recovered at Hederman Brothers, goodwill was not considered to be impaired.

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

                                     Nine months ended September 30,
                                          1998             1999
                                     ---------------  ---------------
  Net revenue                               $216,325        $204,189
  Net earnings (loss)                       $    543         ($7,040)
  Basic earnings (loss) per share           $   0.08          ($0.91)
  Diluted earnings (loss) per share         $   0.08          ($0.91)

                      MASTER GRAPHICS, INC. AND SUBSIDIARY
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               September 30, 1999
                                  (Unaudited)


(4)    Long-Term Debt

The following is a summary of the Company's long-term debt instruments (in thousands) as of:

                                    December 31,  September 30,
                                    ------------  --------------
                                        1998           1999
                                    ------------  --------------
                                                   (unaudited)
  Senior Notes                          $130,000       $130,000
  Credit Facilities:
     Term Debt                               262         39,781
     Working Capital Debt                      0         15,669
     Sellers' notes                       16,599         15,639
     Other                                 2,919          7,366
                                        --------       --------
                                         149,780        208,455
  Less unamortized debt discount           4,633          4,921
                                        --------       --------
                                         145,147        203,534
  Less current maturities                    924          6,542
                                        --------       --------
                                        $144,223       $196,992
                                        ========       ========

In August 1999, the Company entered into a Fourth Amendment to the Third Amended and Restated Loan and Security Agreement with General Electric Capital Corporation, as agent for itself and other lenders. Pursuant to the agreement, the credit facility consists of two term loans ("Term Loan A" and "Term Loan B") each of $30 million and a revolving credit facility ("Revolver") of $20 million. In August 1999, the Company amended its senior credit facility, adjusting certain financial covenants and placed the related interest rates on variable pricing based on leverage ratios. The effect of this amendment was to increase interest rate margins by 25 basis points. Term Loan A bears interest, payable monthly, at a floating rate equal to LIBOR plus 2.75% (8.12% at September 30, 1999), and Term Loan B bears interest, payable monthly, at a floating rate equal to LIBOR plus 3.25% (8.62% at September 30, 1999). Term Loan A matures in March 2004, and principal is payable based on a five-year amortization. Term Loan B matures in March 2005 with quarterly principal payments based on the amount of principal outstanding with a final balloon payment at maturity. The annual amortization of the $39.8 million ($19.6 million under of Term Loan A and $20.2 million under Term Loan B) outstanding at September 30, 1999 will approximate $5.8 million for each of the next five years. The use of proceeds from Term Loans A and B is restricted to acquisitions. The Revolver, which contains certain borrowing base limitations, bears interest at the prime rate (8.25% at September 30, 1999), and is repayable in full in March 2004. There was $4.3 million available under the Revolver and $18.8 million available in term debt as of September 30, 1999.

The security for the facility includes a lien on all of the assets of Premier Graphics, Inc., Master Graphics' primary operating subsidiary, as well as a pledge by Master Graphics of all of the outstanding stock of Premier Graphics. The facility includes a prepayment penalty of 3% of the amount prepaid during the first year of the loan, 2% during the second year, 1% during the third year, and no prepayment penalty after March 2002.

Under the facility, the Company is required to maintain certain financial tests and ratios including, but not limited to a covenant requiring a minimum level of prepayment to Term Loan A and Term Loan B based on 50% of annual excess cash flow, as defined.

In connection with the Company's acquisition of White Arts in March 1999, the Company assumed approximately $4.3 million of indebtedness owed by the acquired company. That indebtedness is classified above as "other" long-term debt. The remainder of the Company's "other" long-term debt consists of approximately $2.6 million in capital lease obligations, and other miscellaneous items of indebtedness.

                      MASTER GRAPHICS, INC. AND SUBSIDIARY
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               September 30, 1999
                                  (Unaudited)


(5)  Property, Plant and Equipment

The following is a summary of the Company's property, plant and equipment (in thousands) as of:

                                   December 31,  September 30,
                                   ------------  --------------
                                       1998           1999
                                       ----           ----
                                                   (unaudited)
  Land                                  $   486       $    786
  Buildings                               3,830          5,907
  Leasehold improvements                  1,115          2,068
  Machinery and equipment                75,602         88,962
  Furniture and fixtures                  3,331          4,256
  Vehicles                                1,374          1,260
                                        -------       --------
                                         85,738        103,239
  Less accumulated depreciation          10,487         13,537
                                        -------       --------
                                        $75,251       $ 89,702
                                        =======       ========

Included in the machinery and equipment balance of $89.0 million are $6.7 million in assets held for sale. These assets reflect the value of presses taken out of service and scheduled for sale under the Company's press replacement program with a major press manufacturer. The program identified thirty-six older model presses to be replaced with sixteen state of the art presses. The balance of these assets will be disposed of during the fourth quarter.

                      MASTER GRAPHICS, INC. AND SUBSIDIARY
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               September 30, 1999
                                  (Unaudited)


(6)  Wholly-owned Operating Subsidiary

Master Graphics is a holding company with no operating assets or operations. Premier Graphics, its primary operating subsidiary, is the primary obligor for the Senior Notes and the credit facility with General Electric Capital Corporation as agent. The Senior Notes are fully and unconditionally guaranteed by Master Graphics. Following is summarized combined financial information of Premier Graphics as of December 31, 1998 and September 30, 1999 and for the three months and nine months ended September 30, 1998 and 1999, respectively (in thousands).


                                                December 31,  September 30,
                                                    1998           1999
                                                ------------  --------------
Balance sheet data:
 Current assets                                     $ 62,956       $ 81,599
 Property, plant and equipment                        74,943         89,280
 Goodwill, net                                        63,771        100,312
 Due from Shareholder                                 46,025         92,226
 Other non-current assets                              1,523          6,824
                                                    --------       --------
    Total assets                                    $249,218       $370,241
                                                    ========       ========

 Current liabilities, including current
  installments of long-term debt of
  $924 and $6,531 in 1998 and 1999                  $ 16,327       $ 34,322
 Long-term debt, net                                 127,624        199,940
 Other liabilities                                     3,551          4,448
                                                    --------       --------
   Total liabilities                                 147,502        238,710
 Stockholders' equity                                101,716        131,531
                                                    --------       --------
   Total liabilities and stockholders' equity       $249,218       $370,241
                                                    ========       ========

                                                Three months ended September 30,
                                                      1998           1999
                                                    --------       --------
Statement of operations data:
 Net revenues                                       $ 43,390       $ 68,567
 Gross profit                                         11,150         15,454
 Operating income                                      3,885          2,734
 Interest expense                                      1,490          5,280
 Net earnings (loss)                                $    271        ($3,732)

                      MASTER GRAPHICS, INC. AND SUBSIDIARY
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               September 30, 1999
                                  (Unaudited)


                                               Nine months ended September 30,
                                                   1998               1999
                                              --------------      -------------
  Statement of operations data:
     Net revenues                                 $109,935           $190,222
     Gross profit                                   28,752             45,637
     Operating income                                9,653             10,224
     Interest expense                                5,077             14,370
     Net earnings                                 $    965            ($3,643)


The following unaudited pro forma financial information presents the combined results of operations of Premier Graphics and the businesses acquired in 1998 and 1999 as if the acquisitions and related financings, including the initial public offering of Master Graphics common stock and the Senior Notes offering, had occurred as of January 1, 1998, after giving effects to certain adjustments, including amortization of goodwill, adjusted depreciation expense and increased interest expense on debt related to the acquisitions. The unaudited pro forma financial information does not necessarily reflect the results of operations that would have occurred had Premier Graphics and the acquired businesses constituted a single entity during such periods (in thousands).


                                               Nine months ended September 30,
                                                   1998               1999
                                              --------------      -------------
          Net revenue                            $216,325            $204,189
          Operating income                         15,611              10,489
          Depreciation and amortization             8,469               8,422
          Net earnings (loss)                    $    543             ($4,145)


Management believes that there are specific items included in the acquired companies' results of operations which are non-recurring and which, if removed from the pro forma results noted above, would increase earnings by $3.0 million and $0.4 million for the nine month periods ended September 30, 1998 and 1999, respectively.

(7)    Subsequent Events

On October 1, 1999 Premier Graphics sold the net assets of its Eagle Direct division to EagleDirect.com, inc., a newly-formed and wholly-owned subsidiary of the Company, in return for a note from EagleDirect.com, inc. for approximately $11.5 million. The Company is positioning itself to take advantage of Internet-based strategies through the initial filing of a registration statement for a public offering of a minority interest in EagleDirect.com, inc.

As of October 12, 1999 the Company amended its senior credit facility to include an overline facility in the amount of $2.0 million. As of November 15, 1999 the Company amended its senior credit facility to correct a violation of the senior debt leverage ratio and cure an event of default related to the Company's default on a seller note. The effect of this amendment was to increase our interest rate by 50 basis points.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

THE QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. READERS ARE CAUTIONED THAT SUCH INFORMATION INVOLVES KNOWN AND UNKNOWN UNCERTAINTIES, INCLUDING THOSE CREATED BY GENERAL MARKET CONDITIONS, COMPETITION, THE POSSIBILITY THAT EVENTS MAY OCCUR WHICH LIMIT OUR ABILITY TO MAINTAIN OR IMPROVE OUR OPERATING RESULTS OR EXECUTE OUR GROWTH STRATEGY OF ACQUIRING ADDITIONAL BUSINESSES AND THOSE OTHER RISKS SET FORTH ELSEWHERE IN THIS REPORT. ALTHOUGH WE BELIEVE THAT THE ASSUMPTIONS UNDERLYING THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, ANY OF THE ASSUMPTIONS COULD BE INACCURATE, AND THERE CAN THEREFORE BE NO ASSURANCE THAT THE FORWARD-LOOKING STATEMENTS INCLUDED HEREIN WILL PROVE TO BE ACCURATE. THE INCLUSION OF SUCH INFORMATION SHOULD NOT BE REGARDED AS A REPRESENTATION BY US OR ANY OTHER PERSON THAT OUR OBJECTIVES AND PLANS WILL BE ACHIEVED.

Material Changes in Financial Condition

From December 31, 1998 to September 30, 1999, we utilized our excess cash from the issuance of $130 million of 11.5% Senior Notes due 2005 to fund acquisitions. As a result, our working capital position has declined by approximately $4.4 million.

Consolidated Results of Operations

The following table sets forth certain unaudited consolidated financial data for the periods indicated (dollars in millions) and such results as a percentage of revenue.

                                                    Three months ended September 30,
                                                      1998                  1999
                                                 -------------          --------------
  Revenue                                         $43.4  100.0%         $ 68.6   100.0%
  Gross profit                                     11.2   25.8            15.3    22.3
  Selling, general and administrative expenses      7.3   16.8            14.0    20.4
  Operating income                                  3.9    9.0             1.3     1.9
  Interest and other expense                        2.0    4.6             5.8     8.5
  Net earnings (loss)                             $ 1.9    4.4%          ($5.2)   (7.6%)

        Three Months Ended September 30, 1999 Compared to Three Months
                           Ended September 30, 1998

Revenue. Revenue increased approximately 58% from $43.4 million for the three months ended September 30, 1998 to $68.6 million for the three months ended September 30, 1999. This growth was attributable to the implementation of our acquisition strategy. Revenue growth on a same store basis, however, declined by 7.3% compared to the third quarter of 1998. This decline is primarily due to longer than anticipated downtime associated with the installation of thirteen new presses at some of our divisions, a deterioration of sales performance at our three web press divisions and competitive pricing pressures we are experiencing in several key markets.

Gross profit. Gross profit increased from $11.2 million for the three months ended September 30, 1998 to $15.3 million for the three months ended September 30, 1999. The increase in gross profit was attributable primarily to increase in revenue from the implementation of our acquisition strategy. Gross profit as a percentage of sales decreased to 22.3% for the three months ended September 30, 1999, from 25.8% in the corresponding period of the prior year, and is directly related to the same store revenue decline cited above. During the quarter we also experienced a 3% decline in our historic direct materials margin (as a percentage of revenue) due to increased waste associated with start-up training on our new press installations. This lower material margin, combined with lower sales volume, resulted in a lower gross profit percentage when compared to 1998. During the quarter, we continued our cost containment program at selected divisions. The program is primarily directed at controlling factory labor expenses.

Selling, general and administrative expenses. Selling, general and administrative expenses increased from $7.3 million for the three months ended September 30, 1998 to $14.0 million for the three months ended September 30,1999. Selling expenses increased with increasing revenue mentioned above and general and administrative expenses increased in conjunction with our acquisition strategy and execution of our business plan.

Interest and other expense. Interest and other expense increased from $2.0 million for the three months ended September 30, 1998 to $5.8 million for the three months ended September 30, 1999. A substantial portion of the purchase price for each of our acquisitions was financed with debt. Accordingly, the increase in interest expense is primarily attributable to our acquisition program and related financing activities, along with the increase in our working capital debt. In addition, the change reflects the effects of the issuance of $130 million of 11.5% Senior Notes due 2005 by Premier Graphics in December 1998.

                                                        Nine months ended September 30,
                                                          1998                 1999
                                                     --------------        --------------
  Revenue                                            $109.9   100.0%       $190.2   100.0%
  Gross profit                                         28.8    26.2          45.8    24.1
  Selling, general and administrative expenses         19.1    17.4          37.1    19.5
  Operating income                                      9.7     8.8           8.7     4.6
  Interest and other expense                            6.6     6.0          15.2     8.0
  Net earnings (loss) - before extraordinary loss       3.1     2.8          (6.5)   (3.4)
  Extraordinary loss                                   (2.1)   (1.9)          0.0     0.0
  Net earnings (loss)                                $  1.0     0.9%        ($6.5)   (3.4%)

      Nine Months Ended September 30, 1999 Compared to Nine Months Ended
                              September 30, 1998

Revenue. Revenue increased approximately 73% from $109.9 million for the nine months ended September 30, 1998 to $190.2 million for the nine months ended September 30, 1999. Revenue growth was attributable primarily to the continued implementation of our acquisition strategy. Year over year revenue decline of 6.8% on a same store basis was impacted by the sales issues described above.

Gross profit. Gross profit increased from $28.8 million for the nine months ended September 30, 1998 to $45.8 million for the nine months ended September 30, 1999. The increase in gross profit was attributable primarily to increased revenue from the continued implementation of our acquisition strategy. Gross profit as a percentage of sales decreased to 24.1% for the nine months ended September 30, 1999, from 26.2% in the corresponding period of the prior year. Similar to third quarter results, the year to date gross profit percentage, compared to 1998, was impacted by lower gross margin dollars and increased factory cost resulting from new acquisitions.

Selling, general and administrative expenses. Selling, general and administrative expenses increased from $19.1 million for the nine months ended September 30, 1998 to $37.1 million for the nine months ended September 30, 1999. Selling expenses increased with increasing revenue mentioned above and general and administrative expenses increased in conjunction with our acquisition strategy and execution of our business plan.

Interest and other expense. Interest and other expense increased from $6.6 million for the nine months ended September 30, 1998 to $15.2 million for the nine months ended September 30, 1999. A substantial portion of the purchase price for each of our acquisitions was financed with debt. Accordingly, the increase in interest expense is primarily attributable to our acquisition program and related financing activities, along with the increase in our working capital debt. In addition, the change reflects the effects of our issuance of $130 million of 11.5% Senior Notes due 2005 by Premier Graphics in December 1998.

Liquidity and Capital Resources

Our primary cash requirements are for working capital, capital expenditures, debt service and acquisitions. Historically we have financed our operations and capital expenditures with cash flow from operations, capital leases and secured loans through commercial banks or other institutional lenders and credit lines from commercial banks. Our largest source of capital for acquisitions has been debt financing including the $130 million of 11.5% Senior Notes due 2005 as well as our senior credit facility which originally closed in September 1997 and which has been revised from time to time, most recently being revised in November 1999. Footnotes 4 and 7 to the condensed consolidated financial statements included herein provide a brief description of the revised credit facility. In addition we have issued subordinated notes payable to former owners of the acquired companies to finance acquisitions. Working capital on September 30, 1999 was $43.6 million, a decrease of $4.4 million from December 31, 1998. A portion of the cash balance at September 30, 1999 ($4.9 million) was in an escrow account subject to use as directed by General Electric Credit Corporation. We are negotiating an amendment to our credit facility which will allow us to use the cash in the escrow account to repay debt and increase availability under our Revolver.

As part of the respective purchase agreements, we have agreed to pay the former owners of thirteen of the acquired companies additional purchase price consideration if such companies surpass certain EBITDA-based targets, which generally exceed the pre-acquisition performance levels of those companies. Reaching these targets will result in additional cash inflow to the Company arising from the incremental EBITDA above the targets and additional cash outflow from the consideration required to be paid. The periods for which the targets will be measured vary for each of the companies, and the measurement periods range from one year to five years of operations. For some of the companies, additional consideration will be payable annually for each year in which the EBITDA-based target is surpassed, and for other companies, only a single lump sum payment will be made if the performance of the company exceeds the target. The maximum additional purchase price consideration payable to the former owners of twelve of the companies is limited to a specified amount. The amount of additional consideration payable to the former owners of the other company is not limited once the EBITDA-based target is surpassed. Through September 30, 1999, we have paid former owners $8.0 million of additional purchase price consideration and we anticipate that we will pay no additional amounts in 1999. Thereafter, assuming that the former owners become entitled to receive the maximum amount of additional purchase price consideration at the earliest possible time, we would pay the former owners over $18.9 million in 2000, over $4.1 million in 2001, $8.0 million in 2002 and $15.0 million in 2003. One-half of the $15.0 million payable in 2003 according to the preceding sentence would be payable in shares of our common stock. Otherwise, additional purchase price consideration is payable in cash. Any additional purchase price consideration will be recorded as goodwill and amortized over 40 years.

Master Graphics is dependent upon the cash flow of and the transfer of funds from Premier Graphics, its primary operating subsidiary, which, under its various credit facilities, is subject to restrictions on its ability to pay dividends to Master Graphics and is generally limited by specific amounts or amounts in relation to the profitability of Premier Graphics. To the extent that cash flow from operating activities is insufficient to fund the payment of any additional purchase price consideration, we intend to finance the payment of such consideration through our credit facilities.

We currently believe that existing funds available under our credit facility and funds expected to be generated from operations will provide sufficient funds to finance our operations for at least the next twelve months. However, if the Company's performance does not improve from the performance experienced during the second and third quarters of 1999, the Company may be required to seek alternative resources of liquidity. There can be no assurances that such alternative liquidity resources will be available.

With cooperation from General Electric Credit Corporation in the use of the cash in the escrow account, we can dispose of our other current obligations including interest and principal of outstanding debt in the short-term. In addition, the operating cash flow should provide adequate liquidity to meet our anticipated capital expenditure plans. We are not able to continue our acquisition strategy without ongoing financing from third parties.

We exceeded our senior debt leverage ratio covenant under our senior credit facility in the third quarter of 1999. Also, we have received a demand from the estate of a former owner of one of our acquired companies to pay a demand promissory note payable to that former owner in the principal amount of approximately $1.5 million. We are prevented from making this payment due to restrictions imposed by our Senior Notes. Failure to make this payment is an event of default under our senior credit facility. As of November 15, 1999 the Company amended its senior credit facility to correct the covenant violation and cure the event of default.

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

We believe our internal exposure to Year 2000 issues is primarily limited to the purchase of computer hardware, and to a lesser extent software, at some of our divisions. We have conducted a program that includes a review of all computers, software and related date-sensitive equipment used in the management of print jobs, office automation, accounting, process control and other applications. This review program consisted of both information technology and non-information technology systems. We have completed our review program and begun corrective actions. The installation of new divisional MIS systems/hardware was completed before September 30, 1999. Testing of non-MIS systems was completed on August 1, 1999 and most of the corrective actions were completed by October 1999. All divisions should be 100% compliant by December 1, 1999. We anticipate the cost of such corrective actions will be approximately $750,000.

We believe our Year 2000 risk areas are focused on the loss of our ability to operate due to (i) equipment malfunction or (ii) customer inability to forward electronic images due to its own Year 2000 malfunctions. Should our information technology systems fail, in spite of our efforts to meet Year 2000 compliance standards, the failure could have a material effect on our ability to manage our business including billing, collecting, disbursing and creating timely financial reports. If a substantial portion of our equipment contains computer chips that are not Year 2000 compliant, the equipment may not function after December 31, 1999, and, therefore, we would not be able to produce and deliver our product. As part of the investigation process, our suppliers and other service vendors have been asked to provide documentation on their Year 2000 compliance status, and the majority have provided us with compliance assurances. Non-compliant suppliers are subject to replacement. Each operating division has assigned a Year 2000-compliance officer responsible for identifying local problem areas and managing corrective actions. A meeting of the divisional Y2K compliance officers to work out the final testing and implementation steps was held on June 5, 1999. Subsequent calls were made to assure follow-up.

We have requested Year 2000 risk analysis compliance status reports from customers and suppliers. At the present time we have substantial compliance. Based on the results of this survey, we will formulate a going forward plan on actions to be taken with non-compliant responders. We have informed non-compliant responders accordingly. If a majority of our key suppliers of raw materials such as paper, film, and plates have a disruption in their ability to supply us, the results could have a material adverse effect on us because we could not provide printed products to our customers. This would cause a decline in revenue. In addition, if key customers have disruptions in their operations due to Year 2000 compliance issues, the results could have a material adverse effect on us due to the customers' reallocation of resources. Recognizing this we have asked mission critical suppliers to increase their inventories of key items for a period of sixty days starting December 15, 1999. Contingency plans are now in place to shift work to other divisions under a worse case scenario where a particular division is unable to perform.

If in the worst case scenario that Year 2000 issues of our equipment and systems, our vendors, and/or our customers are not addressed satisfactorily, we could experience a disruption in business that would cause a decline in earnings and our cash flows.

Impact of Recently issued Accounting Standards

We do not believe that any recently issued accounting standards which have not yet been adopted will have a material impact on our consolidated financial statements. SFAS 133, Accounting for Derivative Financial Instruments, (delayed by SFAS 137) which will be effective for our year ending December 31, 2001, is not expected to have a material impact on our financial statements because SFAS 133 deals with derivative financial instruments, which presently are not instruments that we are involved in to a material extent. SFAS 131, Disclosure About Segments of an Enterprise and Related Information, which are effective for our year ended December 31, 1998 has not had a material impact on our financial statement disclosures since we consider ourselves to be in the single reporting segment of general commercial printing.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risks were not material at September 30, 1999. As of that date, substantially all of our interest bearing indebtedness bore interest on a fixed rate basis, except for the $39.8 million term debt and the $15.7 million revolving line of credit, which bore interest on a variable basis. An increase in interest rates of 1% would cause an increase in annual interest expense of approximately $0.6 million. We do not currently deal in any derivative instruments nor are we exposed to any currency translation fluctuations. We do not have any commodity derivative instruments because we generally pass any paper price fluctuations through to our customers using product pricing.

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

None

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

                                 Date: November 15, 1999

                                 P. Melvin Henson, Jr.
                                 ---------------------------------
                                 P. Melvin Henson, Jr.
                                 Sr. Vice President - Finance & Administration Chief Accounting Officer

                                 Date: November 15, 1999