Form 10-Q/A
period 1999-03-31
MASTER GRAPHICS INC
filed 2000-04-13
CIK 1059363

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q/A

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


Common Stock, $0.001 Par Value, 7,923,026 shares as of April 13, 2000.
                               ----------

INDEX

                               EXPLANATORY NOTES

         The Registrant hereby amends and restates in its entirety Item 1 and
Item 2 of Part I of its Quarterly Report on Form 10-Q for the quarter ended March 31, 1999. Please refer to note 1 of the Notes to Condensed Consolidated Financial Statements filed herewith for an explanation of the reasons for which Item 1 and Item 2 of Part I are amended and restated.


PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements                                              Page

         Condensed Consolidated Balance Sheets, December 31, 1998 and
         March 31, 1999...................................................    3

         Condensed Consolidated Statements of Operations for the Three
         Months Ended March 31, 1998 and 1999.............................    4

         Condensed Consolidated Statements of Cash Flows for the Three
         Months Ended March 31, 1998 and 1999.............................    5

         Notes to Condensed Consolidated
         Financial Statements.............................................    6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations............................................   12

Signatures................................................................   16

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                     MASTER GRAPHICS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)

                                                                                 December 31,   March 31,
                                                                                    1998          1999
                                                                                -------------   ---------
                               ASSETS                                                          (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents.............................................         $ 13,525      $      0
   Trade accounts receivable, net........................................           38,529        44,110
   Inventories:
          Raw materials and supplies.....................................            2,909         3,915
          Work-in-process................................................            5,186         9,692
                                                                                  --------       -------
            Total inventories............................................            8,095        13,607
   Deferred income taxes.................................................            1,057         1,057
   Other current assets..................................................            4,012         5,778
                                                                                  --------       -------
            Total current assets.........................................           65,218        64,552

Property, plant and equipment, net.......................................           75,251        89,784
Goodwill, net............................................................           64,469        88,772
Deferred loan costs, net.................................................            1,352         1,532
Other....................................................................            1,586         1,934
                                                                                  --------      --------
            Total assets.................................................         $207,876      $246,574
                                                                                  ========      ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current installments of long-term debt................................        $    924      $  3,278
    Accounts payable......................................................          10,829        16,960
    Accrued expenses......................................................           5,540         5,847
                                                                                  --------      --------
            Total current liabilities.....................................          17,293        26,085

Long-term debt, net of current installments...............................         144,223       173,839
Deferred income taxes.....................................................           7,554         7,870
Other liabilities.........................................................           1,177           888

Redeemable preferred stock................................................           1,437         1,467
Commitments and contingencies

SHAREHOLDERS' EQUITY:
   Common stock ($0.001 par value; 100,000,000 shares authorized;
     7,879,997 shares issued and outstanding at December 31, 1998 and
     7,923,026 shares issued and outstanding at March 31, 1999)...........               8             8
   Additional paid-in capital.............................................          39,843        40,046
   Retained earnings (deficit)............................................          (3,659)       (3,629)
                                                                                  --------       -------
            Total shareholders' equity....................................          36,192        36,425
                                                                                  --------       -------
            Total liabilities and shareholders' equity....................        $207,876      $246,574
                                                                                  ========      ========

   The accompanying notes are an integral part of these financial statements.

                     MASTER GRAPHICS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands, Except Per Share Data)
                                   (Unaudited)

                                                                                Three months ended March 31,
                                                                                ----------------------------
                                                                                    1998            1999
                                                                                   -------         -------
Net revenue...............................................................         $28,020         $56,378
Cost of revenue...........................................................          20,654          41,369
                                                                                   -------         -------
            Gross profit..................................................           7,366          15,009
Selling, general and administrative expenses..............................           4,865          10,384
                                                                                   -------         -------
            Operating income..............................................           2,501           4,625
Other income (expense):
            Interest expense..............................................          (2,248)         (4,674)
            Other, net....................................................             186             287
                                                                                   -------         -------
                  Income before income taxes..............................             439             238
Income tax expense (benefit)..............................................              (4)            178
                                                                                   -------         -------
            Net earnings .................................................         $   443         $    60
                                                                                   =======         =======

Basic earnings per share:
            Net earnings .................................................         $  0.11         $  0.00
                                                                                   =======         =======

Diluted earnings per share:
            Net earnings .................................................         $  0.10         $  0.00
                                                                                   =======         =======

   The accompanying notes are an integral part of these financial statements.

                     MASTER GRAPHICS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                                                        Three months ended March 31,
                                                                                                        ----------------------------
                                                                                                           1998             1999
                                                                                                           ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings ....................................................................................     $   443          $     60
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization.................................................................       1,174             2,604
      Deferred income taxes.........................................................................           0              (389)
      Changes in operating assets and liabilities, net of effect of business acquisitions:
            Trade accounts receivable...............................................................      (3,162)             (270)
            Inventories.............................................................................         494            (2,389)
            Other assets............................................................................        (107)           (1,164)
            Accounts payable........................................................................        (372)            3,154
            Accrued expenses........................................................................         (83)             (590)
                                                                                                         -------          --------
               Net cash provided by (used in) operating activities..................................      (1,613)            1,016
                                                                                                         -------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Business acquisitions, net of cash acquired......................................................     (30,822)          (31,562)
   Purchases of equipment...........................................................................        (173)           (1,662)
   Repayment of shareholder note receivable.........................................................         116                --
                                                                                                         -------          --------
               Net cash used in investing activities................................................     (30,879)          (33,224)
                                                                                                         -------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings on lines of credit................................................................         169             2,628
   Proceeds from issuance of long-term debt.........................................................      37,113            17,770
   Issuance of common stock to finance acquisitions.................................................           0               203
   Principal payments on long-term debt.............................................................        (621)           (1,669)
   Loan costs incurred..............................................................................        (500)             (249)
                                                                                                         -------          --------
               Net cash provided by financing activities............................................      36,161            18,683
                                                                                                         -------          --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS................................................       3,669           (13,525)
CASH AND CASH EQUIVALENTS, beginning of period......................................................       1,174            13,525
CASH AND CASH EQUIVALENTS, end of period............................................................     $ 4,843          $      0
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

The consolidated financial statements as of and for the three months ended March 31, 1999 included in this Form 10-Q/A have been restated from amounts previously reported on Form 10-Q for that period.

In January 2000 the Company identified certain potentially inappropriate deferrals of salary and rent expense paid to certain of the Company's division presidents in the first quarter of 1999. Upon further investigation, the Company concluded that salary and rent paid during the quarter totaling $896,000 had not been properly recorded as expense for the three months ended March 31, 1999. The accompanying consolidated financial statements as of and for the three months ended March 31, 1999 have been restated to reflect the expensing of these amounts.

In January 2000 the Company also determined that certain printing presses the Company planned to sell were used in production past the date on which the Company ceased recording depreciation expense. The accompanying consolidated financial statements as of and for the three months ended March 31, 1999 have been restated to reflect additional depreciation expense totaling $186,000.

A reduction in income tax expense of $389,000 has been recorded as a result of the adjustments described above.


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

                     MASTER GRAPHICS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999
                                   (Unaudited)

                                              Income         Shares      Per-Share
   THREE MONTHS ENDED MARCH 31, 1998       (Numerator)   (Denominator)     Amount
   ---------------------------------       -----------   -------------   -----------
Net earnings                                  $443
Less: Redeemable preferred stock dividends       0
Less: Redeemable preferred stock discount        0
                                             ------
BASIC EARNINGS PER SHARE
Income available to common shareholders        443          4,000,000    $      0.11
                                                                         ===========
EFFECT OF DILUTIVE SECURITIES
Lender Warrants                                               444,440
                                                           ----------
DILUTED EARNINGS PER SHARE
Net earnnings available to common
shareholders plus assumed conversions          443          4,444,440    $      0.10
                                             =======================================

                                              Income         Shares      Per-Share
   THREE MONTHS ENDED MARCH 31, 1999       (Numerator)   (Denominator)     Amount
   ---------------------------------       -----------   -------------   -----------
Net earnings                                  $ 60
Less: Redeemable preferred stock dividends     (30)
Less: Redeemable preferred stock discount      (30)
                                             ------
BASIC EARNINGS PER SHARE
Income available to common shareholders          0          7,894,818    $      0.00
                                                                         ===========
EFFECT OF DILUTIVE SECURITIES
Lender Warrants                                               220,000
                                                              -------
DILUTED EARNINGS PER SHARE
Net earnings available to common
shareholders plus assumed conversions            0          8,114,818    $      0.00
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


                                         Three months ended March 31,
                                         ----------------------------
                                              1998           1999
                                              ----           ----

Net revenue                                 $65,272        $62,313
Net earnings                                     31           (333)
                                         ============================
Basic earnings per share                    $  0.01        $ (0.05)
                                         ============================
Diluted earnings per share                  $  0.01        $ (0.05)
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
                                                        ========      ========

In March 1999, the Company entered into a Third Amended and Restated Loan and Security Agreement with General Electric Capital Corporation, as agent for itself and other lenders. Pursuant to the agreement, the credit facility consists of two term loans ("Term Loan A" and "Term Loan B") each of $30 million and a revolving credit facility ("Revolver") of $20 million. Term Loan A bears interest, payable monthly, at a floating rate equal to LIBOR plus 2.5% (7.4% at March 31, 1999), and Term Loan B bears interest, payable monthly, at a floating rate equal to LIBOR plus 3.0% (7.9% at March 31, 1999). Term Loan A matures in March 2004, and principal is payable based on a five year amortization. Term Loan B matures in March 2005 with quarterly principal payments based on the amount of principal outstanding with a final balloon payment at maturity. The annual amortization of the $18.5 million ($9.25 million under each of Term Loan A and Term Loan B) outstanding at March 31, 1999 will approximate $2.6 million for each of the next five years. The Revolver, which contains certain borrowing base limitations, bears interest at the prime rate (7.75% as of March 31, 1999) and is repayable in full in March 2004. There was $2.6 million outstanding under the Revolver as of March 31, 1999.

The security for the facility includes a lien on all of the assets of Premier Graphics, Inc., Master Graphics' primary operating subsidiary, as well as a pledge by Master Graphics of all of the outstanding stock of Premier Graphics. The facility includes a prepayment penalty of 1% of the amount prepaid.

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

(5)  Property, Plant and Equipment

The following is a summary of the Company's property, plant and equipment (in thousands) as of:

                                                        December 31,  March 31,
                                                            1998        1999
                                                        ------------  ---------
                                                                     (unaudited)
     Land..............................................   $    486    $    786
     Buildings.........................................      3,830       4,593
     Leasehold improvements............................      1,115       1,144
     Machinery and equipment...........................     75,602      90,484
     Furniture and fixtures............................      3,331       3,643
     Vehicles..........................................      1,374       1,236
                                                          --------    --------
                                                            85,738     101,886
     Less accumulated depreciation ....................     10,487      12,102
                                                          --------    --------
                                                          $ 75,251    $ 89,784
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

                                             December 31, 1998    March 31, 1999
                                             -----------------    --------------
Balance sheet data:
    Current assets..........................      $ 62,956           $ 60,285
    Property, plant and equipment...........        74,943             89,603
    Goodwill, net...........................        63,771             88,604
    Due from Shareholder....................        46,025             72,690
    Other non-current assets................         1,523                616
                                                   -------            -------
        Total assets........................      $249,218           $311,798
                                                   =======            =======
    Current liabilities, including current
       installments of long-term debt of
       $924 and $3,278 in 1998 and 1999.....      $ 16,327           $ 26,830
    Long-term debt, net.....................       127,624            158,444
    Other liabilities.......................         3,551              3,224
                                                   -------            -------
        Total liabilities...................       147,502            188,498
    Stockholders' equity....................       101,716            123,300
                                                   -------            -------
    Total liabilities and stockholders'
      equity................................      $249,218           $311,798
                                                   =======            =======


                                            Three months ended  Three months ended
                                              March 31, 1998      March 31, 1999
                                            ------------------  ------------------
    Statement of operations data:
        Net revenues........................      $28,020           $56,378
        Gross profit........................        7,366            15,009
        Operating income....................        2,501             5,081
        Interest expense....................        2,011             4,196
        Income tax expense (credit).........           (4)              178
        Net earnings........................          443               994


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

                                                    Three months ended
                                                        March 31,
                                                      1998       1999
                                                     -------    -------
        Net revenue.........................         $65,272    $62,313
        Operating income....................           5,318      4,797
        Depreciation and amortization.......           2,210      2,467
        Net earnings........................              31        579


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

MATERIAL CHANGES IN FINANCIAL CONDITION

From December 31, 1998 to March 31, 1999, we utilized our excess cash from the issuance of $130 million of 11.5% Senior Notes due 2005 to fund acquisitions. As a result, our working capital position declined by approximately $9.0 million.


CONSOLIDATED RESULTS OF OPERATIONS

The following table sets forth certain unaudited consolidated financial data for the periods indicated (dollars in millions) and such results as a percentage of revenue.

                                                 Three months ended
                                                      March 31,
                                     -------------------------------------------
                                              1998                  1999
                                     --------------------    -------------------

Revenue..............................  $ 28.0     100.0%     $ 56.4      100.0%
Gross profit.........................     7.4      26.4        15.0       26.6
Selling, general and administrative
  expenses...........................     4.9      17.5        10.4       18.4
Operating income.....................     2.5       8.9         4.6        8.2
Interest and other expense...........     2.1       7.5         4.4        7.8
Net earnings (loss)..................  $   .4       1.4%     $  0.1        0.2%
-----------------

      Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

      Revenue. Revenue increased approximately 101% from $28.0 million for the three months ended March 31, 1998 to $56.4 million for the three months ended March 31, 1999. Revenue growth was attributable primarily to the implementation of our acquisition strategy.

      Gross Profit. Gross profit increased from $7.4 million for the three months ended March 31, 1998 to $15.0 million for the three months ended March 31, 1999. The increase in gross profit was attributable primarily to the implementation of our acquisition strategy. Gross profit as a percentage of sales increased to 26.6% for the three months ended March 31, 1999, from 26.4% in the corresponding period of the prior year. This improvement, which is partially attributable to the mix of operating divisions acquired, also reflects the effects of our consolidated buying programs.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from $4.9 million for the three months ended March 31, 1998 to $10.4 million for the three months ended March 31,1999. Selling expenses increased with increasing revenue mentioned above and general and administrative expenses increased in conjunction with our acquisition strategy and execution of our business plan.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary cash requirements are for debt service, capital expenditures, acquisitions and working capital. Historically, we have financed our operations and equipment purchases with cash flow from operations, capital leases and secured loans through commercial banks or other institutional lenders and credit lines from commercial banks. We have financed our acquisitions primarily with funds under a credit facility as well as subordinated notes payable to former owners of the acquired companies. Working capital on March 31, 1999 was $38.9 million, a decrease of $9.0 million from December 31, 1998.

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

                                       MASTER GRAPHICS, INC.



                                       By: /s/ P. Melvin Henson, Jr.
                                           ---------------------------------
                                           P. Melvin Henson, Jr.
                                           Sr. Vice President-Finance &
                                           Administration
                                           Chief Financial Officer


                                           Date:  April 13, 2000



                                           /s/ J. Denton Pearson, Jr.
                                           ---------------------------------
                                           J. Denton Pearson, Jr.
                                           Corporate Controller


                                           Date:  April 13, 2000