Form 10-Q/A
period 1999-06-30
MASTER GRAPHICS INC
filed 2000-04-13
CIK 1059363

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

                              EXPLANATORY NOTES

     The Registrant hereby amends and restates in its entirety Item 1 and Item 2 of Part I of its Quarterly Report on Form 10-Q for the quarter ended June 30, 1999. Please refer to note 1 of the Notes to Condensed Consolidated Financial Statements filed herewith for an explanation of the reasons for which Item 1 and
Item 2 of Part I are amended and restated.


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

                        PART I - FINANCIAL INFORMATION
                         Item 1. Financial Statements
                     MASTER GRAPHICS, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In Thousands, Except Share Data)

                                                         December 31,  June 30,
                                                             1998        1999
                                                         ------------  --------
                                                                     (Unaudited)
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                  $ 13,525  $      0
  Trade accounts receivable, net                               38,529    45,959
  Inventories:
     Raw materials and supplies                                 2,909     4,328
     Work-in-process                                            5,186     8,947
                                                             --------  --------
       Total inventories                                        8,095    13,275
  Deferred income taxes                                         1,057     2,917
  Other current assets                                          4,012     4,595
                                                             --------  --------
       Total current assets                                    65,218    66,746
  Property, plant and equipment, net                           75,251    95,369
  Goodwill, net                                                64,469    96,800
  Deferred loan costs, net                                      1,352     1,335
  Other                                                         1,586     3,757
                                                             --------  --------
       Total assets                                          $207,876  $264,007
                                                             ========  ========

                       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current installments of long-term debt                     $    924  $  6,548
  Accounts payable                                             10,829    12,564
  Accrued expenses                                              5,540     7,634
                                                             --------  --------
       Total current liabilities                               17,293    26,746
  Long-term debt, net of current installments                 144,223   192,294
  Deferred income taxes                                         7,554     8,771
  Other liabilities                                             1,177       961
  Redeemable preferred stock                                    1,437     1,497
  Commitments and contingencies

SHAREHOLDERS' EQUITY:
  Common stock ($0.001 par value; 100,000,000 shares
     authorized; 7,879,997 shares issued and outstanding
     at December 31, 1998 and 7,923,026 shares issued
     and outstanding at June 30, 1999)                              8         8
  Additional paid-in capital                                   39,843    40,016
  Retained earnings (deficit)                                  (3,659)   (6,286)
                                                             --------  --------
       Total shareholders' equity                              36,192    33,738
                                                             --------  --------
       Total liabilities and shareholders' equity            $207,876  $264,007
                                                             ========  ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     MASTER GRAPHICS, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In Thousands, Except Per Share Data)
                                  (Unaudited)

                                                  Three months ended June 30,
                                                  ---------------------------
                                                      1998           1999
                                                  -------------  ------------
Net Revenue                                         $ 38,525       $ 65,277
Cost of Revenue                                       28,289         50,790
                                                    --------       --------
  Gross Profit                                        10,236         14,487
Selling, general and administrative expenses           6,969         13,115
                                                    --------       --------
  Operating Income                                     3,267          1,372
Other income (expense):
  Interest expense                                    (2,746)        (5,353)
  Other, net                                             213           (172)
                                                    --------       --------
     Income (loss) before income taxes                   734         (4,153)
Income tax benefit                                         0         (1,527)
                                                    --------       --------
     Net earnings (loss)                                 734         (2,626)
Extraordinary loss on extinguishment of debt
  net of income tax benefit of $1,458                 (2,098)             0
                                                    --------       --------
     Net loss                                       $ (1,364)      $ (2,626)
                                                    ========       ========

Basic earnings per share:
Net earnings (loss) before extraordinary loss       $   0.14       $  (0.34)
Extraordinary loss                                     (0.43)          0.00
                                                    --------       --------
     Net loss                                       $  (0.29)      $  (0.34)
                                                    ========       ========

Diluted earnings per share:
Net earnings (loss) before extraordinary loss       $   0.13       $  (0.34)
Extraordinary loss                                     (0.40)          0.00
                                                    --------       --------
     Net loss                                       $  (0.27)      $  (0.34)
                                                    ========       ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     MASTER GRAPHICS, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In Thousands, Except Per Share Data)
                                  (Unaudited)

                                                    Six months ended June 30,
                                                    -------------------------
                                                       1998          1999
                                                    -----------  ------------
Net Revenue                                           $66,545      $121,655
Cost of Revenue                                        48,943        92,159
                                                      -------      --------
  Gross Profit                                         17,602        29,496
Selling, general and administrative expenses           11,834        23,499
                                                      -------      --------
  Operating Income                                      5,768         5,997
Other income (expense):
  Interest expense                                     (4,994)      (10,027)
  Other, net                                              399           114
                                                      -------      --------
     Income (loss) before income taxes                  1,173        (3,916)
Income tax benefit                                         (4)       (1,349)
                                                      -------      --------
     Net earnings (loss)                                1,177        (2,567)
Extraordinary loss on extinguishment of debt,
  net of income tax benefit of $1,458                  (2,098)            0
                                                      -------      --------
     Net loss                                         $  (921)     $ (2,567)
                                                      =======      ========

Basic earnings per share:
  Net earnings (loss) before extraordinary loss       $  0.25      $  (0.34)
  Extraordinary loss                                    (0.47)         0.00
                                                      -------      --------
     Net loss                                         $ (0.22)     $  (0.34)
                                                      =======      ========

Diluted earnings per share:
  Net earnings (loss) before extraordinary loss       $  0.24      $  (0.34)
  Extraordinary loss                                    (0.44)         0.00
                                                      -------      --------
     Net loss                                         $ (0.20)     $  (0.34)
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

                     MASTER GRAPHICS, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)
                                  (Unaudited)

                                                            Six months ended
                                                                 June 30,
                                                           -------------------
                                                             1998       1999
                                                           --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                 $   (921)  $ (2,567)
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                            2,647      5,674
     Deferred taxes                                               0       (643)
     Loss on disposal of equipment                                0        402
     Extraordinary loss on extinguishment of debt,
      net of income tax benefit                               2,098          0
     Changes in operating assets and liabilities, net of
      effect of business acquisitions:
       Trade accounts receivable                             (3,737)       459
       Inventories                                              436     (1,265)
       Other assets                                            (199)    (1,019)
       Accounts payable                                      (1,301)    (1,914)
       Accrued expenses                                      (1,488)      (417)
                                                           --------   --------
          Net cash used in operating activities              (2,465)    (1,290)
                                                           --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Business acquisitions, net of cash acquired               (43,386)   (58,096)
  Purchases of equipment                                       (760)    (4,108)
  Repayment of shareholder note receivable                    3,895          0
                                                           --------   --------
          Net cash used in investing activities             (40,251)   (62,204)
                                                           --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings on lines of credit                            (305)     9,475
  Proceeds from issuance of long-term debt                   45,186     43,159
  Net proceeds from initial public offering of stock         30,092          0
  Issuance of common stock to finance acquisitions                0        233
  Principal payments on long-term debt                      (31,356)    (2,595)
  Loan costs incurred                                          (500)      (303)
                                                           --------   --------
          Net cash provided by financing activities          43,117     49,969
                                                           --------   --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            401    (13,525)
CASH AND CASH EQUIVALENTS, beginning of period                1,174     13,525
                                                           --------   --------
CASH AND CASH EQUIVALENTS, end of period                   $  1,575   $      0
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

The consolidated financial statements as of and for the three months and six months ended June 30, 1999 included in this Form 10-Q/A have been restated from amounts previously reported on Form 10-Q for that period.

In January 2000 the Company identified certain potentially inappropriate deferrals of salary and rent expense paid to certain of the Company's division presidents in the first quarter of 1999. Upon further investigation, the Company concluded that salary and rent paid during the quarter totaling $896,000 had not been properly recorded as expense for the six months ended June 30, 1999.
The accompanying consolidated financial statements as of June 30, 1999 and for the six months then ended have been restated to reflect the expensing of these amounts.

In January 2000 the Company also determined that certain printing presses classified as assets held for sale were used in production past the date on which the Company ceased recording depreciation expense. The accompanying consolidated financial statements as of and for the three months and six months ended June 30, 1999 have been restated to reflect additional depreciation expense totaling $387,000 and $573,000, respectively. In January 2000 the Company also determined that the loss on the sale of certain printing presses sold during the second quarter of 1999 had been mis-calculated. The accompanying consolidated financial statements as of and for the three months and six months ended June 30, 1999 have been restated to reflect an additional loss on sale of equipment totaling $402,000.

For the three months and six months ended June 30, 1999, reductions in income tax expense of $285,000 and $674,000, respectively, have been recorded as a result of the adjustments described above.

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

                     MASTER GRAPHICS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1999
                                  (Unaudited)


                                                Income        Shares      Per-Share
THREE MONTHS ENDED JUNE 30, 1998              (Numerator)  (Denominator)   Amount
--------------------------------              -----------  -------------  ---------
Net earnings before extraordinary loss           $   734
Less: Redeemable preferred stock dividends           (28)
Less: Redeemable preferred stock discount            (29)
                                                 -------
BASIC EARNINGS PER SHARE
Net earnings available to common shareholders -
  before extraordinary loss                          677    4,841,023     $ 0.14
                                                                          ======
EFFECT OF DILUTIVE SECURITIES
Lender warrants                                        0      243,443
Deferred compensation contracts                       15      100,000
                                                 -------    ---------
DILUTED EARNINGS PER SHARE
Net earnings available to common shareholders
  plus assumed conversions - before
  extraordinary loss                             $   692    5,184,466     $ 0.13
                                                 =======    =========     ======

THREE MONTHS ENDED JUNE 30, 1999
--------------------------------
Net loss                                         $(2,626)
Less: Redeemable preferred stock dividends           (28)
Less: Redeemable preferred stock discount            (30)
                                                 -------
BASIC LOSS PER SHARE
Loss available to common shareholders            $(2,684)   7,923,026     $(0.34)
                                                 =======    =========     ======
DILUTED LOSS PER SHARE
Loss available to common shareholders            $(2,684)   7,923,026     $(0.34)
                                                 =======    =========     ======

SIX MONTHS ENDED JUNE 30, 1998
------------------------------
Net earnings before extraordinary loss           $ 1,177
Less: Redeemable preferred stock dividends           (28)
Less: Redeemable preferred stock discount            (29)
                                                 -------
BASIC EARNINGS PER SHARE
Net earnings available to common shareholders -
  before extraordinary loss                        1,120    4,422,835     $ 0.25
                                                                          ======
EFFECT OF DILUTIVE SECURITIES
Lender warrants                                        0      231,786
Deferred compensation contracts                       30      100,000
                                                 -------    ---------
DILUTED EARNINGS PER SHARE
Net earnings available to common shareholders
  plus assumed conversions - before
  extraordinary loss                             $ 1,150    4,754,621     $ 0.24
                                                 =======    =========     ======

SIX MONTHS ENDED JUNE 30, 1999
------------------------------
Net loss                                         $(2,567)
Less: Redeemable preferred stock dividends           (58)
Less: Redeemable preferred stock discount            (60)
                                                 -------
BASIC LOSS PER SHARE
Loss available to common shareholders            $(2,685)   7,909,000     $(0.34)
                                                 =======    =========     ======
DILUTED LOSS PER SHARE
Loss available to common shareholders            $(2,685)   7,909,000     $(0.34)
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

                                               Six months ended June 30,
                                               -------------------------
                                                  1998           1999
                                                  ----           ----
  Net revenue                                   $142,257       $135,088
  Net earnings                                  $ (1,430)      $ (3,187)
  Basic earnings per share                      $  (0.32)      $  (0.42)
  Diluted earnings per share                    $  (0.32)      $  (0.42)

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
                                        ========     ========

In March 1999, the Company entered into a Third Amended and Restated Loan and Security Agreement with General Electric Capital Corporation, as agent for itself and other lenders. Pursuant to the agreement, the credit facility consists of two term loans ("Term Loan A" and "Term Loan B") each of $30 million and a revolving credit facility ("Revolver") of $20 million. Term Loan A bears interest, payable monthly, at a floating rate equal to LIBOR plus 2.5% (7.4% at June 30, 1999), and Term Loan B bears interest, payable monthly, at a floating rate equal to LIBOR plus 3.0% (7.9% at June 30, 1999). Term Loan A matures in March 2004, and principal is payable based on a five-year amortization. Term Loan B matures in March 2005 with quarterly principal payments based on amount of principal outstanding with a final balloon payment at maturity. The annual amortization of the $41.2 million ($20.6 million under each of Term Loan A and Term Loan B) outstanding at June 30, 1999 will approximate $5.8 million for each of the next five years. The use of proceeds from Term Loans A and B is restricted to acquisitions. The Revolver, which contains certain borrowing base limitations, bears interest at the prime rate (8.0% at June 30, 1999) and is repayable in full in March 2004. There was $11.5 million available under the Revolver and $18.8 million available in term debt as of June 30, 1999.

The security for the facility includes a lien on all of the assets of Premier Graphics, Inc., Master Graphics' operating subsidiary, as well as a pledge by Master Graphics of all of the outstanding stock of Premier Graphics. The facility includes a prepayment penalty of 1% of the amount prepaid.

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

See Note 7 - Subsequent Events

                     MASTER GRAPHICS, INC. AND SUBSIDIARY
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
                                  (Continued)
                                 June 30, 1999
                                  (Unaudited)

(5)  Property, Plant and Equipment

The following is a summary of the Company's property, plant and equipment (in thousands) as of:

                                   December 31,     June 30,
                                      1998            1999
                                   ------------   -----------
                                                  (unaudited)
  Land                                  $   486    $    786
  Buildings                               3,830       5,759
  Leasehold improvements                  1,115       1,323
  Machinery and equipment                75,602      93,113
  Furniture and fixtures                  3,331       4,443
  Vehicles                                1,374       1,248
                                        -------    --------
                                         85,738     106,672
  Less accumulated depreciation          10,487      11,303
                                        -------    --------
                                        $75,251    $ 95,369
                                        =======    ========

Included in the machinery and equipment balance of $93.1 million are $2.2 million in assets held for sale. These assets reflect the value of presses taken out of service and scheduled for sale under the Company's press replacement program with a major press manufacturer. We have identified thirty older model presses to be replaced with fourteen state of the art presses. These assets will be disposed of during the third quarter.

                     MASTER GRAPHICS, INC. AND SUBSIDIARY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
                                  (Continued)
                                 June 30, 1999
                                  (Unaudited)


(6)  Wholly-owned Operating Subsidiary

Master Graphics is a holding company with no operating assets or operations. Premier Graphics, its operating subsidiary, is the primary obligor for the Senior Notes and the credit facility with General Electric Capital Corporation as agent. The Senior Notes are fully and unconditionally guaranteed by Master Graphics. Following is summarized combined financial information of Premier Graphics as of December 31, 1998 and June 30, 1999 and for the three months and six months ended June 30, 1998 and 1999, respectively (in thousands).

                                                         December 31,   June 30,
                                                             1998         1999
                                                         ------------   --------
  Balance sheet data:
     Current assets                                         $ 62,956    $ 65,976
     Property, plant and equipment                            74,943      95,012
     Goodwill, net                                            63,771      96,632
     Due from Shareholder                                     46,025      94,474
     Other non-current assets                                  1,523       9,036
                                                            --------    --------
       Total assets                                         $249,218    $361,130
                                                            ========    ========

     Current liabilities, including current
       installments of long-term debt of
       $924 and $6,548 in 1998 and 1999                     $ 16,327    $ 28,164
     Long-term debt, net                                     127,624     194,840
     Other liabilities                                         3,551       4,059
                                                            --------    --------
         Total liabilities                                   147,502     227,063
     Stockholders' equity                                    101,716     134,067
                                                            --------    --------
       Total liabilities and stockholders' equity           $249,218    $361,130
                                                            ========    ========

                                                         Three months ended June 30,
                                                              1998        1999
                                                            --------    --------
  Statement of operations data:
     Net revenues                                            $38,525     $65,277
     Gross profit                                             10,236      14,181
     Operating income                                          3,267         940
     Interest expense                                          1,576       4,894
     Income tax benefit                                            0      (1,527)
     Net earnings (loss)                                     $   251     $(2,102)


                     MASTER GRAPHICS, INC. AND SUBSIDIARY
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
                                  (Continued)
                                 June 30, 1999
                                  (Unaudited)


                                                   Six months ended June 30,
                                                      1998          1999
                                                      ----          ----
  Statement of operations data:
     Net revenues                                    $66,545      $121,655
     Gross profit                                     17,602        29,190
     Operating income                                  5,768         6,021
     Interest expense                                  3,587         9,090
     Income tax benefit                                   (4)       (1,349)
     Net earnings                                    $   694      $ (1,109)


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

                                                   Six months ended June 30,
                                                       1998        1999
                                                       ----        ----
    Net revenue                                     $142,257    $135,088
    Operating income                                  10,003       6,040
    Depreciation and amortization                      4,632       6,561
    Net earnings                                    $    186    $ (1,729)

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

Material Changes in Financial Condition

From December 31, 1998 to June 30, 1999, we utilized our excess cash from the issuance of $130 million of 11.5% Senior Notes due 2005 to fund acquisitions. As a result, our working capital position has declined by approximately $7.9 million.

Consolidated Results of Operations

The following table sets forth certain unaudited consolidated financial data for the periods indicated (dollars in millions) and such results as a percentage of revenue.

                                                     Three months ended June 30,
                                                         1998             1999
                                                        ------           -------
  Revenue                                           $ 38.5   100.0%  $ 65.3   100.0%
  Gross profit                                        10.2    26.5     14.5    22.2
  Selling, general and administrative expenses         7.0    18.2     13.1    20.1
  Operating income                                     3.2     8.3      1.4     2.1
  Interest and other expense                           2.5     6.5      5.5     8.4
  Net earnings (loss)  before extraordinary loss       0.7     1.8     (2.6)   (4.0)
  Extraordinary loss                                  (2.1)   (5.5)     0.0     0.0
  Net loss                                          $ (1.4)    3.6%  $ (2.6)   (4.0%)

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

Gross profit. Gross profit increased from $10.2 million for the three months ended June 30, 1998 to $14.5 million for the three months ended June 30, 1999. The increase in gross profit was attributable primarily to the implementation of our acquisition strategy. Gross profit as a percentage of sales decreased to 22.2% for the three months ended June 30, 1999, from 26.5% in the corresponding period of the prior year, and is directly related to the revenue decline described above. During the quarter, we maintained our historical direct material margin as a percentage of revenue, however the decline in revenue caused a reduction in the direct material margin dollars available to cover increased factory cost resulting from the addition of new acquisitions. This resulted in a lower gross profit percentage when compared to 1998. At the end of the quarter, we implemented a cost containment program at selected divisions that is primarily directed at factory labor expenses. We expect to see results from this effort during the third quarter. These events offset the progress in implementing corporate-wide purchasing programs.

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

Interest and other expense. Interest and other expense increased from $2.5 million for the three months ended June 30, 1998 to $5.5 million for the three months ended June 30, 1999. A substantial portion of the purchase price for each of our acquisitions was financed with debt. Accordingly, the increase in interest expense is primarily attributable to our acquisition program and related financing activities. In addition, the change reflects the effects of our $34 million initial public offering of stock in June 1998 and the issuance of $130 million of 11.5% Senior Notes due 2005 by Premier
Graphics.

                                                       Six months ended June 30,
                                                          1998              1999
                                                        -------           -------
  Revenue                                           $ 66.5   100.0%   $121.7   100.0%
  Gross profit                                        17.6    26.5      29.5    24.2
  Selling, general and administrative expenses        11.8    17.7      23.5    19.3
  Operating income                                     5.8     8.7       6.0     4.9
  Interest and other expense                           4.6     6.9       9.9     8.1
  Net earnings (loss)  before extraordinary loss       1.2     1.8      (2.6)   (2.1)
  Extraordinary loss                                  (2.1)   (3.2)      0.0     0.0
  Net loss                                          $ (0.9)   (1.4%)  $ (2.6)   (2.1%)

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

Gross profit. Gross profit increased from $17.6 million for the six months ended June 30, 1998 to $29.5 million for the six months ended June 30, 1999. The increase in gross profit was attributable primarily to the implementation of our acquisition strategy. Gross profit as a percentage of sales decreased to 24.2% for the six months ended June 30, 1999, from 26.5% in the corresponding period of the prior year. Similar to second quarter results, the year to date gross profit percentage, compared to 1998, was impacted by lower gross margin dollars and increased factory cost resulting from the addition of new acquisitions. These events offset the progress in implementing corporate-wide purchasing programs.

Selling, general and administrative expenses. Selling, general and administrative expenses increased from $11.8 million for the six months ended June 30, 1998 to $23.5 million for the six months ended June 30,1999. Selling expenses increased with increasing revenue mentioned above and general and administrative expenses increased in conjunction with our acquisition strategy and execution of our business plan.

Interest and other expense. Interest and other expense increased from $4.6 million for the six months ended June 30, 1998 to $9.9 million for the six months ended June 30, 1999. A substantial portion of the purchase price for each of our acquisitions was financed with debt. Accordingly, the increase in interest expense is primarily attributable to our acquisition program and related financing activities. In addition, the change reflects the effects of our $34 million initial public offering of stock in June 1998 and the issuance of $130 million of 11.5% Senior Notes due 2005 by Premier Graphics.

Liquidity and Capital Resources

Our primary cash requirements are for debt service, capital expenditures, acquisitions and working capital. Historically, we have financed our operations and equipment purchases with cash flows from operations, capital leases and secured loans through commercial banks or other institutional lenders and credit lines from commercial banks. We have financed our acquisitions primarily with funds under a credit facility as well as subordinated notes payable to former owners of the acquired companies. Working capital on June 30, 1999 was $40.0 million, a decrease of $7.9 million from December 31, 1998. Our largest source of capital for acquisitions has been debt financing including the $130 million of 11.5% Senior Notes due 2005 as well as our senior credit facility which originally closed in September 1997 and which has been revised from time to time, most recently being revised in March 1999. Footnote 4 to the condensed consolidated financial statements included herein provides a brief description of the revised credit facility.

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

                              MASTER GRAPHICS, INC.

                              By: /s/ P. Melvin Henson, Jr.
                                  ---------------------------------
                                  P. Melvin Henson, Jr.
                                  Sr. Vice President - Finance & Administration Chief Financial Officer

                                  Date: April 13, 2000

                                  /s/ J. Denton Pearson, Jr.
                                  ---------------------------------
                                  J. Denton Pearson, Jr.
                                  Corporate Controller

                                  Date: April 13, 2000