Form 10-Q/A
period 1999-09-30
MASTER GRAPHICS INC
filed 2000-04-13
CIK 1059363

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

INDEX

                               EXPLANATORY NOTES

     The Registrant hereby amends and restates in its entirety Item 1 and Item 2 of Part I of its Quarterly Report on Form 10-Q for the quarter ended September 30, 1999. Please refer to note 1 of the Notes to Condensed Consolidated Financial Statements filed herewith for an explanation of the reasons for which
Item 1 and Item 2 of Part I are amended and restated.

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

                        PART I - FINANCIAL INFORMATION
                         Item 1. Financial Statements
                      MASTER GRAPHICS, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In Thousands, Except Share Data)

                                               December 31,     September 30,
                                                  1998               1999
                                                  ----               ----
                                                                 (Unaudited)
                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                     $ 13,525          $  3,847
  Trade accounts receivable, net                  38,529            50,621
  Inventories:
     Raw materials and supplies                    2,909             4,337
     Work-in-process                               5,186            10,437
                                                --------          --------
       Total inventories                           8,095            14,774
  Deferred income taxes                            1,057             1,957
  Other current assets                             4,012             5,231
                                                --------          --------
       Total current assets                       65,218            76,430
  Property, plant and equipment, net              75,251            89,835
  Goodwill, net                                   64,469            98,841
  Deferred loan costs, net                         1,352             1,232
  Other                                            1,586             2,712
                                                --------          --------
       Total assets                             $207,876          $269,050
                                                ========          ========

                       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current installments of long-term debt        $    924          $  6,542
  Accounts payable                                10,829            14,600
  Accrued expenses                                 5,540            12,624
                                                --------          --------
       Total current liabilities                  17,293            33,766
  Long-term debt, net of current installments    144,223           196,992
  Deferred income taxes                            7,554             9,159
  Other liabilities                                1,177               530
  Redeemable preferred stock                       1,437             1,527
  Commitments and contingencies

SHAREHOLDERS' EQUITY:
  Common stock ($0.001 par value; 100,000,000
     shares authorized; 7,879,997 shares
     issued and outstanding at December 31,
     1998 and 7,923,026 shares issued and
     outstanding at September 30, 1999)                8                 8
  Additional paid-in capital                      39,843            39,986
  Retained earnings (deficit)                     (3,659)          (12,918)
                                                --------          --------
       Total shareholders' equity                 36,192            27,076
                                                --------          --------
       Total liabilities and shareholders'
          equity                                $207,876          $269,050
                                                ========          ========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     MASTER GRAPHICS, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In Thousands, Except Per Share Data)
                                  (Unaudited)

                                                    Three months ended September 30,
                                                          1998             1999
                                                        -------          --------
Net revenue                                             $43,390          $ 68,567
Cost of revenue                                          32,240            53,416
                                                        -------          --------
  Gross profit                                           11,150            15,151
Selling, general and administrative expenses              7,265            14,047
                                                        -------          --------
  Operating income                                        3,885             1,104
Other income (expense):
  Interest expense                                       (2,132)           (5,750)
  Other, net                                                133              (608)
                                                        -------          --------
     Income (loss) before income taxes                    1,886            (5,254)
Income tax expense                                            0             1,349
                                                        -------          --------
     Net earnings (loss)                                $ 1,886          $ (6,603)
                                                        =======          ========

Earnings (loss) per share - basic                       $  0.24          $  (0.84)
                                                        =======          ========

Earnings (loss) per share - diluted                     $  0.23          $  (0.84)
                                                        =======          ========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     MASTER GRAPHICS, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In Thousands, Except Per Share Data)
                                  (Unaudited)


                                                           Nine months ended September 30,
                                                               1998             1999
                                                             --------         --------
Net revenue                                                  $109,935         $190,222
Cost of revenue                                                81,183          145,575
                                                             --------         --------
  Gross profit                                                 28,752           44,647
Selling, general and administrative expenses                   19,099           37,546
                                                             --------         --------
  Operating Income                                              9,653            7,101
Other income (expense):
  Interest expense                                             (7,126)         (15,777)
  Other, net                                                      532             (493)
                                                             --------         --------
     Income (loss) before income taxes                          3,059           (9,169)
Income tax benefit                                                 (4)               0
                                                             --------         --------
     Net earnings (loss) before extraordinary loss              3,063           (9,169)
Extraordinary loss on extinguishment of debt,
  net of income tax benefit of $1,458                          (2,098)               0
                                                             --------         --------
     Net earnings (loss)                                     $    965          $(9,169)
                                                             ========         ========

Basic earnings per share:
  Net earnings (loss) before extraordinary loss              $   0.53           $(1.18)
  Extraordinary loss                                            (0.38)            0.00
                                                             --------         --------
     Net earnings (loss)                                     $   0.15           $(1.18)
                                                             ========         ========

Diluted earnings per share:
  Net earnings (loss) before extraordinary loss              $   0.50           $(1.18)
  Extraordinary loss                                            (0.35)            0.00
                                                             --------         --------
     Net earnings (loss)                                     $   0.15           $(1.18)
                                                             ========         ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     MASTER GRAPHICS, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                  (Unaudited)


                                                                                              Nine months ended September 30,
                                                                                                   1998             1999
                                                                                             ----------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                                                                               $    965         $(9,169)
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                                     4,334            9,113
     Deferred taxes                                                                                        0              705
     Loss on disposal of equipment                                                                         0              992
     Extraordinary loss on extinguishment of debt, net of income tax benefit                           2,098                0
     Changes in operating assets and liabilities, net of effect of business acquisitions:
       Trade accounts receivable                                                                      (7,390)          (4,203)
       Inventories                                                                                     1,418           (2,764)
       Other assets                                                                                     (544)          (2,116)
       Accounts payable                                                                               (2,156)             122
       Accrued expenses                                                                                 (649)           4,573
                                                                                                    --------         --------
          Net cash used in operating activities                                                       (1,924)          (2,747)
                                                                                                    --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Business acquisitions, net of cash acquired                                                        (83,059)         (59,804)
  Purchases of equipment                                                                                (867)          (7,627)
  Disposals of equipment                                                                                   0            5,990
  Repayment of shareholder note receivable                                                             3,895                0
                                                                                                    --------         --------
          Net cash used in investing activities                                                      (80,031)         (61,441)
                                                                                                    --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings on lines of credit                                                                    5,301           15,669
  Proceeds from issuance of long-term debt                                                            76,316           43,109
  Net proceeds from initial public offering of stock                                                  30,087                0
  Issuance of common stock to finance acquisitions                                                     1,280              233
  Principal payments on long-term debt                                                               (31,453)          (4,246)
  Loan costs incurred                                                                                   (750)            (255)
                                                                                                    --------         --------
                      Net cash provided by financing activities                                       80,781           54,510
                                                                                                    --------         --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                  (1,174)          (9,678)
CASH AND CASH EQUIVALENTS, beginning of period                                                         1,174           13,525
                                                                                                    --------         --------
CASH AND CASH EQUIVALENTS, end of period                                                            $      0         $  3,847
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

The consolidated financial statements as of and for the three months and nine months ended September 30, 1999 included in this Form 10-Q/A have been restated from amounts previously reported on Form 10-Q for that period.

In January 2000 the Company identified certain potentially inappropriate deferrals of salary and rent expense paid to certain of the Company's division presidents in the first quarter of 1999. Upon further investigation, the Company concluded that salary and rent paid during the quarter totaling $896,000 had not been properly recorded as expense for the nine months ended September 30, 1999. The accompanying consolidated financial statements as of September 30, 1999 and for the nine months then ended have been restated to reflect the expensing of these amounts.

In January 2000 the Company determined that certain printing presses classified as assets held for sale were used in production past the date on which the Company ceased recording depreciation expense. The accompanying consolidated financial statements as of and for the three months and nine months ended September 30, 1999 have been restated to reflect additional depreciation expense totaling $170,000 and $743,000, respectively. In January 2000 the Company also determined that the loss on the sale of certain printing presses sold during the second and third quarters of 1999 had been mis-calculated. The accompanying consolidated financial statements as of and for the three months and nine months ended September 30, 1999 have been restated to reflect additional losses on sale of equipment totaling $590,000 and $992,000, respectively.

Due to the losses incurred during the second and third quarters of 1999, the Company re-evaluated its ability to generate sufficient taxable income to allow it to realize the income tax benefit recorded to date. As a result, the net income tax benefit recorded through June 30, 1999 of $1,349,000 was reversed. For the three months and nine months ended September 30, 1999, the Company recorded income tax expense of $1,349,000 and $0, respectively.

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

                      MASTER GRAPHICS, INC. AND SUBSIDIARY
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               September 30, 1999
                                  (Unaudited)


                                                         Income       Shares      Per-Share
THREE MONTHS ENDED SEPTEMBER 30, 1998                 (Numerator)  (Denominator)    Amount
-------------------------------------                 -----------  -------------  ---------
Net earnings before extraordinary loss                  $  1,886
Less: Redeemable preferred stock dividends                   (28)
Less: Redeemable preferred stock discount                    (29)
                                                        --------
BASIC EARNINGS PER SHARE
Net earnings available to common shareholders -
  before extraordinary loss                                1,829      7,736,229      $  0.24
                                                                                   =========
EFFECT OF DILUTIVE SECURITIES
Lender warrants                                                0        220,000
Deferred compensation contracts                               15        100,000
                                                        --------      ---------
DILUTED EARNINGS PER SHARE
Net earnings available to common shareholders plus
  assumed conversions - before extraordinary loss       $  1,844      8,056,229      $  0.23
                                                        ========      =========    =========

THREE MONTHS ENDED SEPTEMBER 30, 1999
-------------------------------------
Net loss                                                $ (6,603)
Less: Redeemable preferred stock dividends                   (29)
Less: Redeemable preferred stock discount                    (30)
                                                        --------
BASIC LOSS PER SHARE
Loss available to common shareholders                   $ (6,662)     7,923,026       $(0.84)
                                                        ========      =========    =========
DILUTED LOSS PER SHARE
Loss available to common shareholders                   $ (6,662)     7,923,026       $(0.84)
                                                        ========      =========    =========

NINE MONTHS ENDED SEPTEMBER 30, 1998
------------------------------------
Net earnings before extraordinary loss                  $  3,063
Less: Redeemable preferred stock dividends                   (56)
Less: Redeemable preferred stock discount                    (58)
                                                        --------
BASIC EARNINGS PER SHARE
Net earnings available to common shareholders -
  before extraordinary loss                                2,949      5,540,413      $  0.53
                                                                                   =========
EFFECT OF DILUTIVE SECURITIES
Lender warrants                                                0        278,749
Deferred compensation contracts                               31        100,000
                                                        --------      ---------
DILUTED EARNINGS PER SHARE
Net earnings available to common shareholders plus
  assumed conversions - before extraordinary loss       $  2,980      5,919,162      $  0.50
                                                        ========      =========    =========

NINE MONTHS ENDED SEPTEMBER 30, 1999
------------------------------------
Net loss                                                $ (9,169)
Less: Redeemable preferred stock dividends                   (87)
Less: Redeemable preferred stock discount                    (90)
                                                        --------
BASIC LOSS PER SHARE
Loss available to common shareholders                   $ (9,346)     7,913,727       $(1.18)
                                                        ========      =========    =========
DILUTED LOSS PER SHARE
Loss available to common shareholders                   $ (9,346)     7,913,727       $(1.18)
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

                                     Nine months ended September 30,
                                          1998             1999
                                     ---------------  ---------------
  Net revenue                               $216,325        $204,189
  Net earnings (loss)                       $    543        $ (9,671)
  Basic earnings (loss) per share           $   0.08        $  (1.24)
  Diluted earnings (loss) per share         $   0.08        $  (1.24)

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

                      MASTER GRAPHICS, INC. AND SUBSIDIARY
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               September 30, 1999
                                  (Unaudited)


(5)  Property, Plant and Equipment

The following is a summary of the Company's property, plant and equipment (in thousands) as of:

                                   December 31,  September 30,
                                   ------------  --------------
                                       1998           1999
                                       ----           ----
                                                   (unaudited)
  Land                                  $   486       $    786
  Buildings                               3,830          5,907
  Leasehold improvements                  1,115          2,068
  Machinery and equipment                75,602         86,992
  Furniture and fixtures                  3,331          4,256
  Vehicles                                1,374          1,260
                                        -------       --------
                                         85,738        101,269
  Less accumulated depreciation          10,487         11,434
                                        -------       --------
                                        $75,251       $ 89,835
                                        =======       ========

Included in the machinery and equipment balance of $87.0 million are $2.4 million in assets held for sale. These assets reflect the value of presses taken out of service and scheduled for sale under the Company's press replacement program with a major press manufacturer. The program identified thirty older model presses to be replaced with fourteen state of the art presses. The balance of these assets will be disposed of during the fourth quarter.

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


                                                December 31,  September 30,
                                                    1998           1999
                                                ------------  --------------
Balance sheet data:
 Current assets                                     $ 62,956       $ 80,750
 Property, plant and equipment                        74,943         89,413
 Goodwill, net                                        63,771         98,444
 Due from Shareholder                                 46,025         92,226
 Other non-current assets                              1,523          6,824
                                                    --------       --------
    Total assets                                    $249,218       $367,657
                                                    ========       ========

 Current liabilities, including current
  installments of long-term debt of
  $924 and $6,531 in 1998 and 1999                  $ 16,327       $ 34,369
 Long-term debt, net                                 127,624        199,940
 Other liabilities                                     3,551          4,448
                                                    --------       --------
   Total liabilities                                 147,502        238,757
 Stockholders' equity                                101,716        128,900
                                                    --------       --------
   Total liabilities and stockholders' equity       $249,218       $367,657
                                                    ========       ========

                                                Three months ended September 30,
                                                      1998           1999
                                                    --------       --------
Statement of operations data:
 Net revenues                                       $ 43,390       $ 68,567
 Gross profit                                         11,150         15,284
 Operating income                                      3,885          2,564
 Interest expense                                      1,490          5,280
 Net earnings (loss)                                $    271       $ (5,166)

                      MASTER GRAPHICS, INC. AND SUBSIDIARY
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               September 30, 1999
                                  (Unaudited)


                                               Nine months ended September 30,
                                                   1998               1999
                                              --------------      -------------
  Statement of operations data:
     Net revenues                                 $109,935           $190,222
     Gross profit                                   28,752             44,474
     Operating income                                9,653              8,585
     Interest expense                                5,077             14,370
     Net earnings                                 $    965           $ (6,274)


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


                                               Nine months ended September 30,
                                                   1998               1999
                                              --------------      -------------
          Net revenue                            $216,325            $204,189
          Operating income                         15,611               8,850
          Depreciation and amortization             8,469               9,165
          Net earnings (loss)                    $    543            $ (6,776)


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

Material Changes in Financial Condition

From December 31, 1998 to September 30, 1999, we utilized our excess cash from the issuance of $130 million of 11.5% Senior Notes due 2005 to fund acquisitions. As a result, our working capital position has declined by approximately $5.3 million.

Consolidated Results of Operations

The following table sets forth certain unaudited consolidated financial data for the periods indicated (dollars in millions) and such results as a percentage of revenue.

                                                    Three months ended September 30,
                                                      1998                  1999
                                                 -------------          --------------
  Revenue                                         $43.4  100.0%         $ 68.6   100.0%
  Gross profit                                     11.2   25.8            15.2    22.2
  Selling, general and administrative expenses      7.3   16.8            14.0    20.4
  Operating income                                  3.9    9.0             1.1     1.6
  Interest and other expense                        2.0    4.6             6.4     9.3
  Net earnings (loss)                             $ 1.9    4.4%         $ (6.6)   (9.6%)

        Three Months Ended September 30, 1999 Compared to Three Months
                           Ended September 30, 1998

Revenue. Revenue increased approximately 58% from $43.4 million for the three months ended September 30, 1998 to $68.6 million for the three months ended September 30, 1999. This growth was attributable to the implementation of our acquisition strategy. Revenue growth on a same store basis, however, declined by 7.3% compared to the third quarter of 1998. This decline is primarily due to longer than anticipated downtime associated with the installation of thirteen new presses at some of our divisions, a deterioration of sales performance at our three web press divisions due to over reliance on work referred by Master Central and competitive pricing pressures we are experiencing in several key markets.

Gross profit. Gross profit increased from $11.2 million for the three months ended September 30, 1998 to $15.2 million for the three months ended September 30, 1999. The increase in gross profit was attributable primarily to increase in revenue from the implementation of our acquisition strategy. Gross profit as a percentage of sales decreased to 22.2% for the three months ended September 30, 1999, from 25.8% in the corresponding period of the prior year, and is directly related to the same store revenue decline cited above. During the quarter we also experienced a 3% decline in our historic direct materials margin (as a percentage of revenue) due to increased waste associated with start-up training on our new press installations and lower margin replacement work provided by Master Central. This lower material margin, combined with lower sales volume and an increase in factory labor costs, resulted in a lower gross profit percentage when compared to 1998. During the quarter, we continued our cost containment program at selected divisions. The program is primarily directed at controlling factory labor expenses.

Selling, general and administrative expenses. Selling, general and administrative expenses increased from $7.3 million for the three months ended September 30, 1998 to $14.0 million for the three months ended September
30, 1999. Selling, general and administrative expenses increased in conjunction with our acquisition strategy and the addition of a Master Central sales force.

Interest and other expense. Interest and other expense increased from $2.0 million for the three months ended September 30, 1998 to $6.4 million for the three months ended September 30, 1999. A substantial portion of the purchase price for each of our acquisitions was financed with debt. Accordingly, the increase in interest expense is primarily attributable to our acquisition program and related financing activities, along with the increase in our working capital debt. In addition, the change reflects the effects of the issuance of $130 million of 11.5% Senior Notes due 2005 by Premier Graphics in December 1998.

                                                        Nine months ended September 30,
                                                          1998                 1999
                                                     --------------        --------------
  Revenue                                            $109.9   100.0%       $190.2   100.0%
  Gross profit                                         28.8    26.2          44.6    23.4
  Selling, general and administrative expenses         19.1    17.4          37.5    19.7
  Operating income                                      9.7     8.8           7.1     3.7
  Interest and other expense                            6.6     6.0          16.3     8.6
  Net earnings (loss) - before extraordinary loss       3.1     2.8          (9.2)   (4.8)
  Extraordinary loss                                   (2.1)   (1.9)          0.0     0.0
  Net earnings (loss)                                $  1.0     0.9%       $ (9.2)   (4.8%)

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

Gross profit. Gross profit increased from $28.8 million for the nine months ended September 30, 1998 to $44.6 million for the nine months ended September 30, 1999. The increase in gross profit was attributable primarily to increased revenue from the continued implementation of our acquisition strategy. Gross profit as a percentage of sales decreased to 23.4% for the nine months ended September 30, 1999, from 26.2% in the corresponding period of the prior year. Similar to third quarter results, the year to date gross profit percentage, compared to 1998, was impacted by lower gross margin dollars and increased factory cost resulting from new acquisitions.

Selling, general and administrative expenses. Selling, general and administrative expenses increased from $19.1 million for the nine months ended September 30, 1998 to $37.5 million for the nine months ended September 30, 1999. Selling expenses increased with increasing revenue mentioned above and general and administrative expenses increased in conjunction with our acquisition strategy and execution of our business plan.

Interest and other expense. Interest and other expense increased from $6.6 million for the nine months ended September 30, 1998 to $16.3 million for the nine months ended September 30, 1999. A substantial portion of the purchase price for each of our acquisitions was financed with debt. Accordingly, the increase in interest expense is primarily attributable to our acquisition program and related financing activities, along with the increase in our working capital debt. In addition, the change reflects the effects of our issuance of $130 million of 11.5% Senior Notes due 2005 by Premier Graphics in December 1998.

Liquidity and Capital Resources

Our primary cash requirements are for working capital, capital expenditures, debt service and acquisitions. Historically we have financed our operations and capital expenditures with cash flow from operations, capital leases and secured loans through commercial banks or other institutional lenders and credit lines from commercial banks. Our largest source of capital for acquisitions has been debt financing including the $130 million of 11.5% Senior Notes due 2005 as well as our senior credit facility which originally closed in September 1997 and which has been revised from time to time, most recently being revised in November 1999. Footnotes 4 and 7 to the condensed consolidated financial statements included herein provide a brief description of the revised credit facility. In addition we have issued subordinated notes payable to former owners of the acquired companies to finance acquisitions. Working capital on September 30, 1999 was $42.7 million, a decrease of $5.3 million from December 31, 1998. A portion of the cash balance at September 30, 1999 ($4.9 million) was in an escrow account subject to use as directed by General Electric Credit Corporation. We are negotiating an amendment to our credit facility which will allow us to use the cash in the escrow account to repay debt and increase availability under our Revolver.

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

                                 Date: April 13, 2000


                                 /s/ J. Denton Pearson, Jr.
                                 --------------------------
                                 J. Denton Pearson, Jr.
                                 Corporate Controller

                                 Date: April 13, 2000