Form 10-K
period 1999-12-31
MASTER GRAPHICS INC
filed 2000-04-13
CIK 1059363

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended       December 31, 1999
                          ---------------------------
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               -------------------   -------------------

Commission file number    000-24411
                      ----------------

                             MASTER GRAPHICS, INC.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Tennessee                                   62-1694322
  -----------------------------                   -------------------
  State or other jurisdiction                      (I.R.S. Employer
  incorporation or organization                   Identification No.)

70 Timber Creek Drive, Suite 5, Cordova, Tennessee                   38018
--------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code    (901) 685-2020
                                                  ----------------------

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock, $0.001 par value
                        ------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S) 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of April 10, 2000 was $ 4,521,692, computed by reference
                                         ----------
to a price of $ 0.625 per share, the last reported sales price of the
               ------
registrant's common stock as of such date.

     The number of shares outstanding of the registrant's common stock, $0.001 par value, as of April 13, 2000 was 7,923,026.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Proxy Statement for the Annual Shareholders' Meeting to be held on or about June 15, 2000, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, are incorporated by reference into Part III of this report on Form 10-k. The Proxy Statement, except for the portions thereof which are specifically incorporated herein by reference, shall not be deemed "filed" for purposes of this report on Form 10-K.

                                 PART I

Item 1.  Business.

General

     Throughout this report on Form 10-K, unless the context indicates otherwise, when we refer to "us," "we," "our" or the "company," we are describing Master Graphics together with its wholly-owned operating subsidiary, Premier Graphics. References to Master Graphics or Premier Graphics include only the named company.

     Our initial strategy was to be a consolidator in the general commercial printing industry. From June 1997 through July 1999, we acquired 19 general commercial printing companies. In the third quarter of 1999, we closed our Blackwell Lithographers Division located in Richland, Mississippi, and we consolidated the operations of our two divisions in Indianapolis, Indiana into a single division. Otherwise, the companies we acquired continue to operate as separate unincorporated divisions of Premier Graphics. Our acquisitions were financed primarily through borrowings under our senior credit facility with General Electric Capital Corporation, as agent, and the issuance of $130.0 million of 11.5% Senior Notes due 2005. We provide service in all areas of general commercial printing, including prepress, printing and postpress services. Our products include annual reports, direct mail pieces, sales literature, point of purchase materials, market letters, newsletters, training manuals, product brochures and catalogs for customers such as Federal Express, IBM, Provident Life, W. W. Grainger and G. D. Searle. Our operating philosophy emphasizes responding rapidly to customer requirements and producing high quality printed materials. Responsiveness is essential because of the typically short lead time on most general commercial printing jobs.

     Fiscal 1999 was the first year in which we attempted to operate all of our divisions as a cohesive unit, while at the same time adding new divisions through acquisitions. We experienced difficulties implementing corporate-wide policies across a geographically dispersed group of operating divisions, effectively managing the combined operations of all of our divisions, and achieving expected operating efficiencies and economies of scale. In August 1999, we concluded that continuing our acquisition strategy was not in our best interests, and we discontinued all pending acquisition negotiations. The focus of our senior management team is now on operations rather than acquisitions, and we believe that the consolidation difficulties we experienced in 1999 will not be repeated in 2000.

     We developed a strategy to become a sole source provider of printing services to corporate America. To implement that strategy, in 1998 we set out to become one of the most technologically advanced general commercial printing companies in the country. We entered into an agreement with Heidelberg USA in May 1999 to install 14 state of the art, sheet-fed printing presses at nine of our divisions, replacing 27 older, less-efficient printing presses. The new presses took longer to install than anticipated and once they were installed, costs associated with the training cycle were likewise greater than expected. These delays had an immediate negative impact on our performance because our ability to produce printed products was severely impaired. In addition, the delays had a negative impact on our order backlog because the ability of our sales force to solicit business was limited by the uncertain timing of the press installation and completion of training. Now that the new Heidelberg printing presses have been installed and training has effectively been completed, we are operating 14 of the most technologically advanced printing presses available.

     Another tactical approach in our strategy to be able to provide sole source printing services to corporate America involved ISO 9001 certification. We believe more and more American companies are consolidating their supplier base and we believe that those suppliers that can guarantee consistent quality of products across the supplier's manufacturing system will be in a better position to participate in this consolidated environment. In late 1998, we embarked upon a process to gain ISO 9001 certification across our facilities, with the majority of this effort occurring during the 2nd and 3rd quarters of 1999. This certification process requires the formal documentation of internal work flows and procedures, and involves all functional areas. Eight divisions gained certification in 1999. However, the certification process took significant time away from day-to-day operations. Functional teams were required to develop and document the steps involved to complete their jobs. Operators were taken away from their machines, or worked on overtime; sales representatives were confined to the office and were not in the field; and senior division management was needed to oversee this effort, as well as the press installations and the management information system installation. The overall result was a lean organization overextended on a variety of non-revenue generating projects. Therefore, we have postponed further ISO certification activities until our operations stabilize.

     Prior to its acquisition, each independent acquired company had its own management information and financial reporting system. These systems generally were incompatible with each other and we were not able to electronically convert data from field systems to our corporate system. Moreover, some systems were not Year 2000 compliant. To remedy the incompatibility issue and Year 2000 problems, we had to select a management information system that could satisfy the needs of a 19 division general commercial printing company and install and implement that system on a division by division basis. We identified a system that would best satisfy our needs for a company-wide system because of its programming focus towards the printing industry, the integrated nature of the software and the installation support being offered by its manufacturer. The installation process of the new system began in November 1998. Installation responsibility fell to each division, with our corporate office providing guidance and insight. Those divisions that did not apply effective resources prior to system installation incurred a loss of operating focus after installation, as the time required to solve start-up problems took longer than the time required by those divisions that took a more proactive installation approach. The installation and training process for the new system was completed in September 1999.

     In July 1999, our Board of Directors determined that it would be in the best interest of our shareholders to engage Donaldson, Lufkin & Jenrette Securities Corporation and Prudential Securities Incorporated to seek strategic alternatives to maximize shareholder value. Our senior management spent several weeks assisting in the preparation of an offering memorandum and engaging in discussions and interviews with potential suitors. We believe that this additional distraction negatively affected our 1999 operating results. No strategic transaction resulted from these discussions. We have determined not to continue to seek strategic alternatives but instead have focused all management efforts on operations at this point in time.

Management Changes

     Our former President, Chief Executive Officer and Chairman of the Board of Directors, John P. Miller, has resigned from all positions that he held with the Company. All of Mr. Miller's shares of stock in Master Graphics were sold in November and December 1999 to cover margin calls, and we do not believe Mr. Miller currently owns any shares of our common stock. In addition to Mr. Miller's resignation, Lance T. Fair, formerly our Senior Vice President of Acquisitions and Chief Financial Officer, resigned effective December 31, 1999. We promoted Robert J. Diehl (formerly Chief Operating Officer) to the offices of President and Chief Executive Officer, P. Melvin Henson, Jr. (formerly Chief Accounting Officer) to the role of Chief Financial Officer, and Donald H. Goldman (formerly Chief Information Officer) to the roles of Chief Operating Officer and Chief Information Officer. Additionally, we added a new independent director, Michael B. Bemis, who now serves as our Chairman of the Board.

Operating Strategy

     In December 1999, our new management team, in consultation with the leadership of each division, developed an operating plan for the year 2000. The operating plan for the year 2000 focuses on the following issues:

 .  Centralized Operations. We operate multiple plants in several areas.
   Accordingly, there are economies of scale to be obtained through thoughtful integration of various departments and services in these areas. Savings from centralization include duplicate personnel costs and productivity from higher utilization of our existing assets.

 . Regional Accountability. Our 19 divisions have been grouped into four regions. Each region consists of four or five divisions and functions as a small scale peer group for each division within the region. Our primary division performance measure, EBITDA (earnings before interest, taxes, depreciation and amortization), has been developed at the regional level and committed to by each division. By directing accountability to this region base, we expect to create a more cohesive relationship between divisions, and create a more dynamic working atmosphere where attaining EBITDA becomes a shared versus individual responsibility.

 . Decreased Costs. The primary cost target of our year 2000 plan focuses on our primary cost component-labor. In the December 1999 planning session, our divisions identified over 5.5% of our workforce that could be reduced from the mid-1999 levels due to lower sales volumes or workflow improvements. By early January 2000, these reductions were implemented, and by the end of February, our headcount had been reduced by just over 9% from mid-1999 levels. In addition to labor costs, our divisions identified other line items to be attacked by tightening purchasing and approval processes.

 . Increased Sales. The underlying basis of our year 2000 plan is to achieve the same level of expenses (as a percent of value added or sales less the cost of paper, direct materials and outside services) as that realized in 1998.
   The second and third quarters of 1999 were used to predict sales and valve added for 2000. We believe there were competitive changes during the last half of 1999 including an industry-wide consolidation of vendors. The result is fewer printers enjoying a larger portion of the corporate budget and more intense competition among remaining printers.

 . We have re-engaged our division executive teams in the sales process through their review and approval of jobs carrying a sales value margin below a standard threshold. We eliminated our corporate Master Central organization and moved Master Central into our divisions, where pricing and scheduling decisions carry a better awareness of the marketplace.

 . Cash Management. We have adopted a cash management policy that limits each division's weekly cash disbursements. Amounts available that are not spent may be carried forward into future weeks. A division needing to make a cash expenditure in excess of the maximum permitted under the policy must negotiate a transfer from a division with surplus cash prior to making the expenditure.

The General Commercial Printing Market

     The printing industry is one of the largest and most fragmented industries in the United States, with total estimated 1998 sales of $149.5 billion among an estimated 51,000 printing companies according to the Printing Institute of America. The printing industry includes general commercial printing, financial printing, printing and publishing of books, newspapers and periodicals, quick printing and production of business forms and greeting cards. We focus on providing general commercial printing and related services. According to the Printing Institute of America, this segment had approximately $49.4 billion in revenue in 1998 among approximately 24,000 general commercial printing companies.

     The business of the general commercial printing industry involves developing a customer's concept into printable material through the use of design and electronic prepress services; printing presses to imprint the printable material onto paper; cutting, folding, and binding finished product; and, finally, storing and distributing the finished product at the customer's direction. Historically, design and prepress services have been performed by advertising agencies, specialty printing services or the customer; but, because of the decreased cost of, and the technological advancements in, computer-aided design software and hardware, general commercial printing companies are able to offer electronic prepress services to their customers on a more efficient and cost-effective basis.

     The primary printing process used by the general commercial printing industry is offset lithography. Paper is fed into the printing presses utilized in the offset lithography process either sheet by sheet on sheet fed presses or on continuous rolls on web presses. The sheet fed presses are generally more cost-effective than web presses for jobs of fewer than 50,000 impressions. Web presses are generally used for large printing jobs such as catalogs and magazines. Sheet fed presses vary in size and are capable of printing up to 16 pages of letter-sized finished product on a press sheet of 25 by 38 inches with eight pages on each side at speeds of up to 15,000 impressions per hour. Web presses print on both sides of a continuous roll of paper at the same time. Web presses can print 16-page impressions on a press sheet of 23 by 35 inches at speeds of over 40,000 impressions per hour and fold, glue and perforate a finished product.

     Large printing companies making extensive use of web presses include R. R. Donnelley and Quebecor World. These companies specialize in large production runs of over 50,000 copies generally pursuant to long-term contracts. General commercial printing companies relying heavily on sheet fed presses tend to be smaller, locally owned and operated companies and service customers predominately on a job-by-job basis. These companies compete by offering a high level of customer service and rapid turnaround of projects.

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

     Design and Prepress Services. One of the most significant technological advancements in the general commercial printing industry in recent years has been the computerization of the prepress area. Because of such technological advances and a decrease in the cost of such technology, we are able to offer design and prepress services to our customers on an efficient and cost-effective basis. Historically, such design and prepress services were provided by advertising agencies, specialty printing services or by our customer's from their own in-house processes. Prepress services include the development of designs for customers and the conversion of designs into digitized images. We offer commercial prepress services at all of our facilities, enabling each division to service customers from inception of the concept through delivery of the finished product.

     Printing. Once a project has finished the prepress area, it is moved to the press area where the image is reproduced on paper. We operate 77 sheet fed presses. Our presses range in size from 11 by 17 inches to 28 by 41 inches, have a color range capable of simultaneously printing up to ten colors and print up to 15,000 impressions per hour. We also operate 13 web presses which are capable of printing up to 40,000 impressions per hour, and fold, glue and perforate a finished product. Our web presses are located in 6 divisions.

     Finishing. Our finishing operations include cutting, folding, binding and other operations to finish the printed product. Historically, general commercial printing companies have outsourced those finishing operations, due to the substantial amount of capital investment required for the equipment. Because some of the acquired companies own such equipment, we are able to offer finishing operations and provide a completely integrated service from design through fulfillment.

     Fulfillment. The fulfillment area provides a wide range of labor intensive services that combine, package, store and ship our finished products. The fulfillment area also provides electronic tracing services for customer inventory and accumulates data for marketing departments that indicate the effectiveness of print-related marketing campaigns. Large corporations utilize a variety of our fulfillment services including: custom assembly of binders; gathering information from promotional mailings; returning premium or incentive items to respondents; and combining magnetic media with printed media prior to shipment. Through the acquisition of our Eagle Direct division in May 1999, we also added a range of database marketing and internet fulfillment capabilities.


Customers

     Most of our top customers are large companies such as Federal Express, IBM, Provident Life, W. W. Grainger and G. D. Searle. Consistent with the general commercial printing industry as a whole, we have a small percentage of significant long-term contracts with our customers. Due to the project-oriented nature of our customers' printing requirements, sales to particular customers may vary significantly from year to year. Our top ten customers in 1999 accounted for less than 14% of sales; and no customer accounted for more than 2.5%.

Sales and Marketing

     On February 29, 2000, we employed 171 salespeople across all of our divisions, a majority of which are paid on a commission basis. We market our services based primarily on quality and responsiveness and, to a lesser degree, on price. Through our salespeople and other management professionals, we maintain strict control of the printing process from the time a prospective customer is identified through the scheduling, prepress, printing and postpress operations. Our business is principally service-oriented, and our operating philosophy emphasizes responding rapidly to customer requirements and producing high quality products. Responsiveness is essential because of the typically short lead time on most general commercial printing jobs.

     We believe that a well trained, experienced sales force is a vital component of our operating strategy. We have implemented a training program designed to enhance the effectiveness and knowledge of our sales force. The general commercial printing business requires a substantial amount of interaction with customers, including personal sales calls, art work and computer disk reviews, reviews of color and other proofs and customer approval of the printed piece while it is being printed.

     Each of our divisions employs salespeople who are knowledgeable about the industry and the printing capabilities of the divisions they serve. Additionally, training is provided on the printing capabilities at each of the other divisions. Our sales philosophy stresses frequent sales calls on existing customers and constant marketing to prospective new customers. Each division emphasizes to its customers the breadth and sophistication of the particular division's printing capacity and the printing capacity of the entire company, the speed and quality of our service and the personal attention offered by our salespeople. In addition to soliciting business from existing and prospective customers, the salespeople act as liaisons between customers and production personnel and provide technical advice and assistance to customers throughout the printing process.

     The general commercial printing industry is characterized by strong relationships between the purchasers of printing services and the salespeople who service their accounts. We believe that it is important to field a competitive sales force and to attract new salespeople seeking to capitalize on our opportunities. We believe that our existing compensation structure is competitive with other companies in the general commercial printing industry. Moreover, because we generally can offer greater capacity and a broader array of capabilities than smaller, locally-owned general commercial printing companies, we believe we can successfully compete with these other printing companies to hire additional qualified salespeople.


Purchasing and Raw Materials

     As a result of centralized purchasing, we are able to take advantage of volume discounts and rebates from manufacturers and suppliers of paper, film, printing plates and ink that are otherwise unavailable to the divisions on a stand-alone basis. We purchase various materials, including paper, prepress supplies, printing plates, ink, film, chemicals, solvents, glue and wire, from a number of national and local suppliers. Paper is our largest cost item, with paper costs at approximately 26% of revenue for the year ended December 31, 1999. We do not maintain a significant inventory of paper and are generally able to pass the cost of the paper through to our customers. We have pricing arrangements in place with several paper suppliers that provide for volume based discounts and rebates.

     We continue to negotiate purchasing arrangements with other major suppliers and manufacturers. We anticipate that each division will order the goods and services as needed either in accordance with the terms set forth in the national purchasing arrangements, if applicable, or on a local basis. We receive input from our divisions on market conditions, local supplier service and product developments which enables us to continually maximize the benefits of these master purchasing arrangements.

     Due to our poor operating performance in 1999, we have met with several of our key vendors to discuss with them our past performance and our plans to improve performance in the future. To date, we have not experienced any significant difficulty in obtaining the raw materials necessary for our operations.


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


Employees

     On February 29, 2000, we had approximately 1,900 employees. Less than five percent of our employees are members of the Graphic Communications International Union (GCIU). These employees work under a collective bargaining agreement which has recently been extended to March 31, 2003.

     In March 1999, we became aware of considerable employee discontent at our Stephenson Printing

Division, one of our largest divisions, due to circumstances existing at the division prior to its acquisition. This discontent culminated with efforts to unionize the division workforce. In opposition to the union efforts, we expended significant time and expense. During this period, the employee discontent and union fight adversely affected the division's operating results; the attention and focus of the employees and division management alike were on the unionization. However, we were successful in our defense of the unionization efforts, and we have taken remedial measures to lower the chances that similar employee discontent will occur in the future. Otherwise at this time, we believe our relationship with our employes, including those covered by a collective bargaining agreement, is acceptable.


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

     In connection with each of our acquisitions, the properties involved were subjected to a Phase I environmental site assessment (which does not involve invasive procedures, such as soil sampling or ground water analysis) by independent environment consultants. The purpose of a Phase I environmental site assessment is to identify potential sources of contamination for which we may be responsible and to assess the status of environmental regulatory compliance. We conduct further environmental testing when we believe it prudent and advisable.

     The Phase I environmental site assessment obtained for the property used by the Stephenson Printing division revealed that there are two underground storage tanks listed with the Virginia Department of Environmental Quality as "currently in use" on the property. The owner of the property has informed us that the underground storage tanks were removed in the mid-1980's, although there is no documentation of the removal of the tanks. The storage tanks were previously used for the storage of alcohol and solvent. Although we are not aware of any contamination, there is a potential for soil or groundwater contamination on the property if there were any releases from the underground storage tanks.

     The Phase I environmental site assessment obtained for the property used by our Columbia Graphics division disclosed that asbestos-containing materials may be present in building materials. As a result, we conducted an asbestos survey and removed and/or abated all friable asbestos that we found. Although the Phase I study also pointed out possible deficiencies in the filing and record-keeping practices of the division, we believe any such possible deficiencies have been remedied.

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

     No assurances can be given that all potential environmental liabilities have been identified or properly quantified or that any prior owner, operator, or tenant has not created an environmental condition unknown to us. Moreover, no assurances can be given that

 .    future laws, ordinances or regulations will not impose any material environmental liability or

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


                                                                 Approximate
                                                                Building Space
Facility and Location                      Owned/Leased          (Square Feet)
---------------------                      ------------         --------------


Master Graphics, Inc.
Cordova, Tennessee.........................    Leased                 3,200

B&M Printing Division
Memphis, Tennessee.........................    Leased                70,000

Lithograph Printing Division
Memphis, Tennessee.........................    Leased                64,000

Sutherland Printing Division
Ozark, Missouri............................    Owned                 15,000

Sutherland Printing Division
Montezuma, Iowa............................    Owned                 33,000

Argus Press Division
Niles, Illinois............................    Leased                56,000

Phoenix Communications Division
Chamblee, Georgia..........................    Leased                65,000

                                                                 Approximate
                                                                Building Space
Facility and Location                      Owned/Leased          (Square Feet)
---------------------                      ------------         --------------

King Mailing Division
Chamblee, Georgia..........................   Leased                  10,000

Jones Printing Division
Chattanooga, Tennessee.....................   Leased                  16,500

Phillips Litho Division
Springdale, Arkansas.......................   Owned                   73,800

Harperprints Division
Henderson, North Carolina..................   Leased                  55,000

McQuiddy Printing Division
Nashville, Tennessee.......................   Owned                   83,400

Golden Rule Printing Division
Huntsville, Alabama........................   Leased                  65,000

Hederman Brothers Division
Ridgeland, Mississippi.....................   Leased                  72,000

Stephenson Printing Division
Alexandria, Virginia.......................   Leased                  94,000

Technigrafiks Division
Houston, Texas.............................   Leased                  30,300

Woods Lithographics Division
Phoenix, Arizona...........................   Leased                  54,500

Eagle Direct
Denver, Colorado...........................   Leased                  87,000

Thomasson Printing
Carrolton, Georgia.........................   Leased                  63,900

White Arts/TPC Division
Indianapolis, Indiana......................   Owned                   64,000

White Arts/TPC Division
Indianapolis, Indiana......................   Leased                  22,000

Columbia Graphics Division
Chicago, Illinois..........................   Leased                  80,000


     In addition, we own an 18,000 square foot facility located in Richland, Mississippi that was previously occupied by our Blackwell Lithographers division. We closed the Blackwell Lithographers division in July 1999, and the facility is currently listed for sale.

Item 3.  Legal Proceedings.

     We are party to various claims and matters of litigation that arise in the normal course of our business. We believe the resolution of these matters will not have a material adverse effect on our results of operations or financial condition.

     In addition, on February 15, 2000, Margaret Webb McQuiddy, individually and as executrix of the Estate of David L. McQuiddy, Jr., filed a complaint against Master Graphics in the Chancery Court for Davidson County, at Nashville, Tennessee. The complaint alleges that Master Graphics owes the Estate of David
L. McQuiddy, Jr. $1,502,948 plus interest relating to a demand promissory note issued to Mr. McQuiddy by Master Graphics in connection with the acquisition of our McQuiddy Printing Division. Master Graphics has filed on answer to McQuiddy's complaint.

Item 4.  Submission of Matters to Vote of Security Holders.

     No matters were submitted during the 1999 fourth quarter to a vote of the holders of our common stock.


                                 PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

     From June 10, 1998 until January 21, 2000, Master Graphics' common stock was traded on the NASDAQ National Market. Master Graphics' common stock is now traded on the OTC Bulletin Board. As such, an established public trading market currently does not exist for the common stock, but a few brokers may make a market from time to time over-the-counter. The OTC Bulletin Board is a regulated quotation service that displays quotes, last-sales price and volume information in over-the-counter equity securities. The symbol under which Master Graphics' common stock trades is "MAGR." Prior to June 10, 1998, there was no public market for Master Graphics' common stock. As of March 27, 2000, there were 110 shareholders of record. This number does not reflect the number of beneficial owners of the common stock as determined by securities position listings.

     The following table reflects the range of the high and low bid information for Master Graphics' common stock for the periods indicated.


                                                High              Low
                                                ----              ---

Fiscal 1999 - Quarter Ended
     December 31, 1999                         3.6875            0.6875
     September 30, 1999                        5.625             3.50
     June 30, 1999                             6.50              3.625
     March 31, 1999                            6.8125            5.00

Fiscal 1998 - Quarter Ended
     December 31, 1998                         7.00              4.875
     September 30, 1998                        9.875             4.875
     June 10 - June 30, 1998                   9.50              9.00


     Master Graphics currently intends to retain all future earnings to finance the continuing development of its business and does not anticipate paying cash dividends on the common stock in the foreseeable future. Any payment of cash dividends in the future will depend upon the financial condition, loan covenant restrictions and requirements, capital spending requirements and earnings of Master Graphics, as well as other factors the Board of Directors may deem relevant. Master Graphics is dependent upon the transfer of funds from Premier Graphics, its operating subsidiary, which, under Premier Graphics' credit facilities, is subject to restrictions on its ability to pay dividends to Master Graphics and is generally limited by specific amounts or amounts in relation to the profitability of Premier Graphics.

     In March 1999, Master Graphics issued 43,029 shares of its common stock valued at $233,000 to the sellers in partial consideration for the acquisition of Woods Lithographics. All of those shares of common stock were issued by Master Graphics in reliance upon the exemption from registration provided by
Section 4(2) of the Securities Act of 1933, as amended, and the rules and regulations adopted thereunder, as transactions by the issuer not involving a public offering. Pursuant to an agreement between the Company and Woods Lithographers, the shares issued were subsequently placed into an escrow account. If the Woods Lithographers Division does not satisfy specified EBITDA targets, the shares will be cancelled and will become authorized but unissued shares of common stock.

Item 6. Selected Financial Data.

     The following table sets forth selected financial and operating information on an historical basis for the Company and its predecessor entities. The following information should be read in conjunction with the Company's historical financial statements including the related notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.

                                                     Year ended         Six months ended
                                                     December 31,         December 31,                  Years ended June 30,
                                                 1999          1998         1997 (1)              1997         1996         1995
                                            --------------  ----------  -----------------       --------     --------      --------
(In thousands, except per share amounts)
Statement of Operations Data:
Revenue                                       $ 261,541       $ 163,277      $ 32,394           $13,433       $13,244      $11,426
Gross profit                                     54,403          41,937         5,866             2,121         3,288        2,498
Depreciation and amortization                    12,695           6,660         1,413               623           605          747
Impairment loss                                  77,746 (3)           0             0                 0             0            0
Operating income (loss)                         (81,098)         14,054          (222)             (900)          597          (72)
Net earnings (loss) before
  extraordinary loss                           (105,208)          3,973 (2)    (3,819)           (1,273)          172         (209)
Net earnings (loss)                            (105,208)          1,875        (3,819)           (1,273)          172         (209)
Earnings (loss) per share before
  Extraordinary item:
  Basic                                       $  (13.32)      $    0.62      $  (0.95)          $ (0.32)      $  0.04      $ (0.05)
  Diluted                                     $  (13.32)      $    0.60      $  (0.95)          $ (0.32)      $  0.04      $ (0.05)

Balance Sheet Data (at end of period):
Total assets                                  $ 187,439       $ 207,876      $ 86,384           $37,215       $ 6,426      $ 6,102
Working capital                                (145,812)(4)      47,925         6,691             3,056         1,286          765
Long-term obligations, including
  current maturities                            207,563         145,147        69,317            30,612         2,794        3,382
Redeemable common stock warrants                  2,200 (5)           0         3,376               638             0            0
Redeemable preferred stock                        1,580           1,437             0                 0             0            0


----------

(1) Effective January 1, 1998, we changed our annual accounting period to a calendar year.
(2) We incurred an after-tax extraordinary loss in June 1998 of approximately $2.1 million ($0.34 per share basic and $0.33 per share diluted) related to the write-off of deferred financing costs and unamortized debt discounts resulting from the repayment of certain indebtedness in connection with our initial public offering of common stock.
(3) In 1999, we incurred an impairment loss of approximately $77.7 million. See further discussion in Management's Discussion and Analysis and in note 4 to our consolidated financial statements.
(4) Due to violations of certain debt covenants, lenders have the right to accelerate demand for their repayment. As a result, we have reclassified the related debt to current liabilities in the consolidated balance sheet. See note 6 to our consolidated financial statements. Also see note 19 for a discussion of uncertainties, and our plans regarding our ability to continue as a going concern.
(5) In 1999 in connection with obtaining an additional loan with our senior secured lender, we modified our existing warrant agreement with the senior secured lender to allow a put feature. The modified warrant which had an estimated fair value of approximately $2.2 million at the modification date, will be amortized over the five year term of the note and has been reflected as a liability in our consolidated financial statements. See note 15 to our consolidated financial statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion should be read in conjunction with the historical consolidated financial statements and related notes of Master Graphics and Selected Financial Data included elsewhere in this report on Form 10-K.

Introduction

     From June 1997 through December 31, 1999, we acquired 19 general commercial printing companies. We acquired five commercial printing companies in 1999 and financed the cash portion of the purchase price for the acquired companies primarily with debt. Each acquisition was accounted for on the purchase basis, and any purchase price in excess of the fair value of the assets acquired was allocated to goodwill which, through December 31, 1999, was amortized over 40 years. See note 4 regarding impairment of long-lived assets. Our results of operations are also impacted by the effects of purchase accounting applied to in-process inventory acquired. Such inventory is recorded at its fair value, which may include manufacturing profit not otherwise recognizable until the goods are sold. The resulting cost of sales when such goods are sold, usually in the period immediately following the acquisition date, may be substantially higher than in a period when acquisitions are not being made.


Results of Operations

     The following table sets forth certain financial data for the periods indicated and such results as a percentage of revenue (dollars in millions).


                                                                                                                 Year ended
                                      Years ended December 31,           Six months ended December 31,             June 30,
                                      1999              1998              1997(1)            1996(2)               1997(2)
                               ----------------   ----------------    --------------    ----------------      ------------------
(In millions)
Revenue                       $ 261.5    100.0%    $163.3   100.0%    $32.4    100.0%    $ 6.4     100.0%      $13.4      100.0%
Gross profit                     54.4     20.8       41.9    25.7       5.9     18.2       1.0      15.6         2.1       15.7
Selling, general and
  administrative expenses        55.4     21.2       26.9    16.5       6.0     18.5       1.3      20.3         3.0       22.4
Operating income (loss) (3)     (81.1)   (31.0)      14.1     8.6      (0.2)    (0.6)     (0.3)     (4.7)       (0.9)      (6.7)
Interest expense                 22.2      8.5       10.3     6.3       2.2      6.8       0.2       3.1         0.4        3.0
Income tax expense                0.7      0.3        0.6     0.4       0.0      0.0       0.0       0.0         0.0        0.0
Net earnings (loss) before
  extraordinary loss           (105.2)   (40.2)       4.0     2.4      (3.8)   (11.7)     (0.4)     (6.3)       (1.3)      (9.7)
Extraordinary loss (4)            0.0      0.0       (2.1)   (1.3)      0.0      0.0       0.0       0.0         0.0        0.0
Net earnings (loss)           $(105.2)   (40.2)    $  1.9     1.2%    $(3.8)   (11.7)%   $(0.4)     (6.3)%     $(1.3)      (9.7)%

(1) Effective January 1, 1998, we changed our annual accounting period to a calendar year.
(2) The results of operations for all periods through June 30, 1997 effectively reflect only the operations of B&M Printing.
(3) In 1999, we incurred an impairment loss of approximately $77.7 million. See further discussion below in note 4 to our consolidated financial statements.
(4) We incurred an extraordinary loss in June 1998 of approximately $2.1 million (net of tax benefit of $1.5 million) related to the write-off of deferred financing costs and unamortized debt discounts resulting from the repayment of certain indebtedness in connection with our initial public offering of common stock.

Year Ended December 31, 1999 Compared To Year Ended December 31, 1998

     Revenue. Revenue increased from $163.3 million for the year ended
December 31, 1998 to $261.5 for the year ended December 31, 1999. This growth in revenue is attributed to a full year of sales from our 1998 acquisitions and partial year sales from our 1999 acquisitions.

     On a same store basis, year over year revenue declined from $293.1 million in 1998 to $274.8 million in 1999, or 6.2%. This decline is primarily due to the inability of our Master Central process to produce incremental sales at the division, distractions across all of our divisions caused primarily by the pace of corporate initiatives during the year and competitive pricing pressures experienced by the industry during the latter half of 1999.

     Revenues generated from our Master Central system increased from $6.2 million in 1998, or approximately 3% of reported sales, to $17.5 million in 1999, or approximately 8% of reported sales. This increase was due to higher participation rates by our divisional sales representatives in the Master Central system and the addition of a dedicated sales force that reported directly to the Master Central corporate organization. At its peak, the Master Central corporate sales force numbered 12 representatives.

     The objective of our Master Central strategy was to generate incremental capacity utilization of our fixed assets, both by generating new sales by the sales force described above and by coordinating the transfer of production of jobs among our divisions and thereby driving margin improvement. This strategy assumed jobs generated through the Master Central system could be scheduled and produced on an incremental basis. During 1999, almost 65% of Master Central generated revenue was produced at three of the Company's web press plants. During 1999, our web divisions were unsuccessful in scheduling work from Master Central on an incremental basis, which resulted in Master Central jobs replacing jobs that were historically produced at higher margins. This replacement effect was compounded by lower year over year sales performance from the web divisions' existing sales forces. Sales volume, excluding Master Central generated business, at the three web plants was down 19.9% when compared to 1998, while sales at the Company's sheet fed plants were down 2.1% for the same period.

     Effective January 1, 2000, we restructured our Master Central organization. Individual divisions now take a direct role in determining pricing and scheduling requirements. Prior to January 1, 2000, a significant portion of the pricing decisions were managed by the corporate Master Central organization, without the benefit of on-site market information from the divisions.

     In 1999, we undertook an initiative to replace 27 older model printing presses with 14 technologically advanced presses, completed our installation of a common management information system across all divisions and also gained ISO 9001 certification at eight of our divisions. The pace of these initiatives caused major disruptions throughout our plants due to aggressive project plans, management of press dismantling and installation efforts and documentation of process flows. Each of these efforts required the participation from our sales force in some regard and detracted from day to day selling.

     Gross Profit. Gross profit increased from $41.9 million for the year ended December 31, 1998 to $54.4 million for the year ended December 31, 1999. The increase in gross profit was attributable primarily to our acquisitions in 1998 and 1999.

     Gross profit as a percentage of sales decreased to 20.8% for the year ended December 31, 1999, from 25.7% in the year ended December 31, 1998. Our overall direct margin on revenues (sales less the cost of paper, direct materials and outside services) declined over 2% in 1999 due primarily to the impact of the Master Central replacement effect described above. Our press replacement and ISO certification efforts described above also had negative impacts on efficiencies in our cost of production. In addition, 1999 factory labor costs, as a percentage of reported sales, increased approximately 5% when compared to 1998. This growth in percentage was not offset by productivity improvements and was not supported by incremental sales volumes. In December 1999, the Company began implementing its year 2000 operating plan, which includes a reduction in force of approximately 5.5% from mid-1999 levels.

     In addition to technological advances in the pressroom, in the second half of 1999 we also directed our prepress departments towards a total digital workflow. As part of this strategy, we are updating prepress systems, adding digital proofing and selectively installing computer to plate devices. This new equipment and software is replacing traditional prepress platemaking and stripping operations. While implementing these new technologies, interruptions in productivity occurred due to construction, training and learning curve issues. These one-time occurrences have a negative effect on prepress costs during the installation phase.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from $26.9 million for the year ended December 31, 1998 to $55.4 million for the year ended December 31, 1999, and is directly related to our acquisitions.

     As a percentage of sales, selling, general and administrative expenses were 16.5% in 1998 and 21.2% in 1999. Impacting the 1999 percentage change were the lower sales revenues described above. Also affecting the percentage change was an increase, by mid-year, of our selling and administrative headcount by approximately 5.2% from the beginning of the year.

     During the fourth quarter of 1999, we incurred a $1.5 million charge for restructuring costs resulting from implementing our year 2000 operating plan. Included in the charge were costs related to moving the corporate offices and severance costs related to work force reductions.

     Impairment. As a result of its periodic review of operations for impairment of assets, management has determined that several events occurred during late 1999 that will permanently affect the Company's future cash flow expectations. Accordingly, the Company has recorded a loss from the impairment of certain long-lived assets totaling $77.7 million. See note 4 to the consolidated financial statements.

     Interest Expense. Interest expense increased from $10.3 million for the year ended December 31, 1998 to $22.2 million for the year ended December 31, 1999. A substantial portion of the purchase price for each of our acquisitions was financed with debt. Accordingly, the increase in interest expense is primarily attributable to our acquisition program and related financing activities. In addition, the issuance of the 11 1/2% Senior Notes in December 1998, and the use of proceeds therefrom largely to repay acquisition indebtedness with lower rates of interest has increased interest expense in 1999.

     Income Tax Expense. Income tax expense of approximately $0.7 million in 1999 is a result of an increase in the valuation allowance to fully reserve previously recorded deferred tax assets. Management's current assessment is that realization of such benefits is more likely not to occur during the tax benefit period.

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

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from $3.0 million for the year ended June 30, 1997 to $26.9 million for the year ended December 31, 1998. Selling expenses increased primarily due to increased revenue mentioned above.

     Interest Expense. Interest expense increased from $0.4 million for the year ended June 30, 1997 to $10.3 million for the year ended December 31, 1998. A substantial portion of the purchase price for each of our acquisitions was financed with debt. Accordingly, the increase in interest expense is primarily attributable to our acquisition program and related financing activities.

     Extraordinary Loss. We incurred an extraordinary loss in 1998 of approximately $2.1 million (net of tax benefit of $1.5 million) related to the write-off of deferred financing costs and unamortized debt discounts resulting from the repayment of certain indebtedness in connection with Master Graphics' initial public offering.

Six Months Ended December 31, 1997 Compared to Six Months Ended December 31,
1996.

     Revenue. Revenue increased 406% from $6.4 million for the six months ended December 31, 1996 to $32.4 million for the six months ended December 31, 1997. The increase in revenue was primarily driven by volume and attributable to the six acquisitions during the seven months ended December 31, 1997.

     Gross Profit. Gross profit increased 490% from $1.0 million for the six months ended December 31, 1996 to $5.9 million for the six months ended December 31, 1997. Gross profit percentage increased from 15.7% to 18.2% from the six months ended December 31, 1996 to the six months ended December 31, 1997. The increase in gross profit percentage was due primarily to the marginally higher average gross profit percentage of the businesses acquired. The increase in absolute gross profit was primarily attributable to our increasing revenue, which was driven by acquisitions.

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

Liquidity and Capital Resources

     Our primary cash requirements have been for debt service, capital expenditures, acquisitions and working capital. Historically, we have financed our operations and equipment purchases with cash flow from operations, capital leases and secured loans through commercial banks or other institutional lenders and credit lines from commercial banks. We have financed our acquisitions primarily with funds under credit facilities as well as subordinated notes payable to a number of former owners of the acquired companies. At December 31, 1999, we had a working capital deficit of $145.8 million, a decrease in working capital of $193.7 million from December 31, 1998. This decrease was primarily due to violations of certain financial and non-financial debt covenants, which give our lenders the right to accelerate demand for repayment of their loans. As a result, we have reclassified the related debt to current liabilities in the consolidated balance sheet. See note 6 to the consolidated financial statements. Also see note 19 for a discussion of uncertainties, and our plans regarding our ability to continue as a going concern.

     In the second quarter of 1998, we completed an initial public offering of common stock, the net proceeds of which were used primarily to repay approximately $25 million of debt outstanding under our secured credit facility along with $4 million of other debt. Through the third quarter of 1998, our largest source of capital had been our secured credit facility with General Electric Capital Corporation, which originally closed in September 1997 and was periodically increased to provide for the funding of acquisitions completed since that time. During the fourth quarter of 1998, we completed an offering of $130 million 11 1/2% Senior Notes due 2005. Net proceeds from the offering were used to repay substantially all of the debt under our credit facilities as well as to fund our Technigrafiks acquisition and to partially fund three acquisitions in March 1999.

     In 1999, we acquired five businesses, which were financed primarily with cash previously generated by the notes offering and by $41.2 million borrowed under our secured credit facility. In addition, we entered into an amended and restated loan and security agreement with General Electric Capital Corporation, as agent. The $80 million senior secured credit facility consisted of two term loan facilities, each of $30 million, and a revolving credit facility of $20 million. Loans made under the term loan facilities and the revolving credit facility may bear interest based upon LIBOR or the "Base Rate," which is the prime rate for corporate loans from U.S. financial institutions as published by The Wall Street Journal from time to time. The Term Loan A facility bears interest at a floating rate equal to either (a)

LIBOR plus 3.5% for loans bearing interest based upon LIBOR or (b) the Base Rate plus 0.5% for loans bearing interest based upon the Base Rate. The Term Loan B facility bears interest at a floating rate equal to either (a) LIBOR plus 4.0% for loans bearing interest based upon LIBOR or (b) the Base Rate plus 1.0% for loans bearing interest based upon the Base Rate. The revolving credit facility bears interest at a floating rate equal to LIBOR plus 3.5% for advances bearing interest based upon LIBOR or the Base Rate plus 0.5% for advances bearing interest based upon the Base Rate. The Term Loan A facility matures in March 2004, and principal is payable in quarterly installments of $746,000. The Term Loan B facility matures in March 2005 with quarterly principal payments equal to $298,000 with a final balloon payment at maturity. The revolver, which has certain borrowing base limitations, is repayable in full in March 2004. Currently all debt under Term Loans A and B bear interest based upon LIBOR, and we will not be able to convert the LIBOR debt to Base Rate debt in the future. In November 1999, we completed an amendment to our secured credit facility that terminated the remaining Term Loan availability.

     In December 1999, we completed an amendment to the Revolver to provide for an overline amount of $12.5 million ("Overline Loan"). This Overline Loan bears interest at a floating rate equal to the Basic Rate plus 3.5% (12.00% at December 31, 1999), payable monthly. We incurred cash financing fees of approximately $1.8 million related to this agreement which will be amortized over five years. In addition, we amended the senior lender's common stock warrant agreement as described in note 15 to our financial statements. This amendment resulted in an additional $2.2 million in deferred loan costs that will be amortized over five years.

     We financed a portion of the aggregate amount paid for certain of the acquired companies by issuing unsecured subordinated notes ("Seller Notes") to the former owners of these companies. The total principal amount of Seller Notes issued was approximately $15.0 million. Master Graphics also issued unsecured subordinated notes ("Replacement Notes") to the former owners of Hederman and Phoenix, which replaced notes between such companies and their owners. The aggregate principal amount of Replacement Notes issued by Master Graphics was approximately $5.3 million. In connection with the acquisition of B&M Printing, approximately $1.3 million of unsecured subordinated notes were issued to the former owners of B&M Printing.

     In connection with the December 1998 closing of the notes offering, we restructured approximately $12.5 million of Seller Notes and Replacement Notes to have the following features: (i) balloon maturity date of June 30, 2006; (ii) monthly interest payments at 12% per annum if paid when due or, if not paid when due, interest will accrue at 16% per annum, until all accrued interest has been paid; (iii) no restrictive covenants; and (iv) no rights or remedies against Master Graphics until maturity. After September 1999, we ceased paying interest under these notes. Since that time, interest has accrued under the notes as 16% per annum.

     In addition, we used approximately $4.8 million of the net proceeds of the notes offering to repay amounts outstanding under the B&M Notes and certain seller notes or seller replacement notes. The remaining $4.0 million of seller notes and replacement notes generally (i) bear interest at 12% per annum which is payable quarterly; (ii) are subject to prepayment at our option only upon payment of a penalty which equals 20% of the amount prepaid; and (iii) mature seven years from the date of issuance. In 1999, $1.0 million of Seller Notes were repaid.

     As part of the respective purchase agreements, we agreed to pay the former owners of 11 of the acquired companies additional purchase price consideration if such companies surpass certain EBITDA-based targets, which generally exceed the pre-acquisition performance levels of those companies. Reaching these targets will result in additional cash inflow to us arising from the incremental EBITDA above the targets and additional cash outflow from the consideration required to be paid. The periods for which the targets will be measured vary for each of the companies, and the measurement periods range from one year to five years of operations. For some of the companies, additional consideration will be payable by us annually for each year in which the EBITDA-based target is surpassed, and for other companies, only a single lump sum payment will be made by us if the performance of the company exceeds the target. The maximum additional purchase price consideration payable to the former owners of 10 of the companies is limited to a specified amount. The amount of additional consideration payable to the former owners of the other company is not limited once the EBITDA-based target is surpassed. We paid former owners $7.7 million of additional purchase price consideration in 1999 including the payment of our additional purchase price obligations to former owners of the acquired companies. We do not anticipate paying former owners additional purchase price consideration in 2000. Thereafter, assuming that the former owners become entitled to receive the maximum amount of additional purchase price consideration at the earliest possible time, we would pay the former owners $3.0 million in 2000, $16.3 million in 2001, $8.5 million in 2002, $15.5 million in 2003 and $0.5 million in 2004. Approximately $7.5 million payable in 2003 according to the preceding sentence would be payable in shares of our common stock. Otherwise, any additional purchase price consideration is payable in cash. These payments are typically recorded as adjustments to goodwill. However, pending management's ongoing evaluation of asset impairment, these payments may be recorded as a direct charge to earnings. Based on the Company's current performance trend, it does not expect a significant portion of these amounts to be earned. See note 4 to consolidated financial statements regarding impairment of long-lived assets.

     We are dependent upon the cash flow of, and the transfer of funds from, Premier Graphics, our operating subsidiary, which, under its various credit facilities, is subject to restrictions on its ability to pay dividends to Master Graphics and is generally limited by specific amounts or amounts in relation to the profitability of Premier Graphics. To the extent that cash flow from operating activities is insufficient to fund the payment of any additional purchase price consideration, we will need to finance the payment of such consideration through credit facilities.

     The security for our secured credit facility includes a lien on all of the assets of Premier Graphics as well as a pledge by Master Graphics on all of the issued and outstanding stock of Premier Graphics. Under the credit facility, we are required to maintain certain financial tests and ratios including, but not limited to, a covenant requiring a minimum level of prepayment of the term loan facilities based on 50% of annual excess cash flows. Largely as a result of our poor 1999 operating performance, as of December 31, 1999 we were in violation of certain of the financial and other covenants related to our secured credit facility. These violations are events of default under the terms of the facility, and because of cross-default provisions create an event of default under the senior notes indenture. Independent events of default also exist under the indenture. An event of default under both our secured credit facility and the senior notes indenture gives our lenders the right to accelerate payment of the underlying debt. As of December 31, 1999, and continuing through March 30, 2000, we had not obtained waivers of any events of default. Currently, we are negotiating a forbearance agreement with our secured lenders. In the forbearance agreement our secured lenders will agree not to take any action against us based on existing defaults until the earlier of May 25, 2000 or the occurrence of another event of default under the facility. There can be no assurance that we will be successful in our negotiations to obtain a forbearance agreement. Notwithstanding the existence of the forbearance agreement, our secured lenders may have the discretion to stop future advances under our revolving line of credit. If the secured lenders refuse to advance additional working capital funds, such an event would have a material adverse effect on our ability to operate our business. During the forbearance period, we expect our operations to improve from fourth quarter 1999 levels as a result of our year 2000 operating plan. We also intend to pursue alternative financing to restructure our balance sheet. Even if we reach a forbearance agreement with our secured lenders, the holders of our senior notes will have the right to accelerate payment of the notes due to the cross-default provisions set forth in the senior note indenture. See note 19 for a discussion of uncertainties, and our ability to continue as a going concern.

     We believe the baseline level of EBITDA generated by our divisions has been eroded due to market pressures and the overall difficulties our division management teams have had in adapting to a general corporate environment. While we believe the improvement efforts identified in our year 2000 operating plan will be achieved, we recognize that the transition from an entrepreneurial based, acquisition oriented corporate strategy into a operations oriented cohesive unit strategy will be evolutionary and will involve further transitions at some divisions. We believe that this new baseline level of EBITDA is adequate to support our ongoing working capital requirements, a level of capital expenditures for machinery and equipment (currently anticipated at $3 million annually) and a level of other long-term debt service. We do not believe our new baseline EBITDA is capable of supporting our current level of debt service, which includes amounts required to finance the premiums paid for our acquisitions.

     Master Graphics' Board of Directors has appointed a Finance Committee, which has been in active negotiations with various lenders to develop the financing alternatives necessary for our long term objectives. We are cautiously optimistic on the success of these negotiations.

Year-2000 Readiness Program

     We have had no disruption to our operations to date as a result of any year 2000 (Y2K) issue. The Y2K internal issues are the result of computer programs being written using two digits rather than four to define the applicable year. As a result, computer programs that have time-sensitive software are at risk to recognize a date using "00" as the year 1900 rather than the year 2000. We completed a company-wide program to ensure its systems were Y2K compliant during 1999.

     The total cost to modify existing software for Y2K compliance, expended over the period 1998-1999, was approximately $0.7 million. In many instances, we installed new hardware and software with greatly enhanced functionality that also solved potential Y2K compliance issues and capitalized the costs of those installations.

     We have contingency plans to address situations that may result if we encounter a future Y2K issue in a mission critical operating system. These contingency plans cover the critical order processing and distribution systems as well as plant operating and process control systems. If both our Y2K solutions and contingency plans fail for a critical system for a prolonged period, the impact on the Company would be material.

     Despite assurances from outside parties of their timely readiness, we cannot ensure that our suppliers, vendors and customers have resolved all Y2K issues. Given the responses from suppliers and our experience thus far in 2000, we believe it is highly unlikely that a large number of outside parties will experience any significant problems due to unresolved Y2K issues. In the event that a large number of customers suffer Y2K compliance issues over a prolonged period, the impact on the Company would be material.

Impact of Recently Issued Accounting Standards

     We do not believe that any recently issued accounting standards, which have not yet been adopted, will have a material impact on our consolidated financial statements. SFAS 133, "Accounting for Derivative Financial Instruments," as amended by SFAS 137, which will be effective for our year ending December 31, 2000, is not expected to have a material impact on our financial statements because SFAS 133 deals with derivative financial instruments, which presently are not instruments that we are involved in to a material extent.

Forward-Looking Statements-Safe Harbor Provisions

     This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned, to the extent that such statements are not recitations of historical fact, they constitute forward-looking statements, which, by definition, involve risks and uncertainties that could cause actual results to differ materially from those included herein. For example, our expectations concerning run-rate revenues, future sales and profits assume, among other things, stability and reasonable growth in the economy and in the demand for our products, the continued availability of raw materials at affordable prices and retention of our key management and operating personnel. There can be no assurance that any or all of these assumptions will prove to be correct. For a discussion identifying some other important factors that could cause actual results to vary materially from those anticipated in the forward looking statements, see the consolidated financial statements and notes thereto which begin on page F-2 of this Annual Report on Form 10-K as well as other Securities and Exchange Commission filings, including but not limited to our registration statement on Form S-1 (Registration No. 333-49861) and our registration statement on Form S-4 (Registration No. 333-71157).

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

     Market risk at December 31, 1999 is generally limited to interest rate risk related to indebtedness under our secured credit facility, which bears interest based on the Base Rate plus 0.5% for the Revolver to LIBOR plus margin bases ranging from 3.5% for the Term Loan A traunche to 4.0% for the Term Loan B traunche. We do not currently deal in any derivative instruments nor are we exposed to any currency translation fluctuations. We do not have any commodity derivative instruments because we generally pass any paper price fluctuations through to our customers using product pricing.

     The following table summarizes principal cash flows and related interest rates, by expected maturity dates, with respect to our indebtedness as of December 31, 1999. The interest rates represent weighted-average rates, with the period end rate used for the variable rate debt obligations.

                                              December 31, 1999
                                           Scheduled Maturity Date
(Dollars in thousands)    2000          2001          2002        2003        2004        Thereafter      Total
Fixed rate               $1,516        $1,610        $1,239      $1,550      $  149        $145,627     $151,691
Average interest rate     11.93%        11.94%        11.95%      11.97%      11.97%          11.97%
Variable rate            $7,577        $7,292        $4,792      $4,792      $3,300        $ 32,083     $ 59,836
Average interest rate      9.56%         9.70%         9.82%       9.99%      10.15%          10.15%

     As disclosed in note 19 to the consolidated financial statements, at December 31, 1999, we were in violation of certain covenants under our secured credit facility. At April 3, 2000, we were notified by our lenders that those violations are events of default. Among the lenders' rights and remedies as a results of these events of default are (1) the right to declare indebtedness due and payable at any time, (2) the right to foreclose on collateral, and (3) the right to charge interest at the default rate which is 2% greater than the otherwise applicable rate (lenders have availed themselves of this right). The lenders have also limited the making of Revolver advances to a day-to-day discretionary basis.

Item 8.  Financial Statements and Supplementary Data.

     The consolidated financial statements of the Company, together with the report thereon of KPMG LLP, independent auditors, are set forth on pages F-2 to F-22 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                                 PART III

Item 10.  Directors and Executive Officers of the Registrant.

     The information called for by this item with respect to the directors of Master Graphics is incorporated herein by reference to the information set forth under the captions "Executive Officers," "Other Information about the General Meeting" and "Proposal 1 - Election of Directors" in Master Graphics' Proxy Statement for its Annual Meeting of Shareholders to be held on or about June 16, 2000, to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.


Item 11.  Executive Compensation.

     The information called for by this item is incorporated herein by reference to the information set forth under the caption "Executive Compensation" in Master Graphics' Proxy Statement for its Annual Meeting of Shareholders to be held on or about June 16, 2000, to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     The information called for by this item is incorporated herein by reference to the information set forth under the caption "Master Graphics Stock
Ownership" in Master Graphics' Proxy Statement for its Annual Meeting of Shareholders to be held on or about June 16, 2000, to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.


Item 13.  Certain Relationships and Related Transactions.

     The information called for by this item is incorporated herein by reference to the information set forth under the caption "Certain Transactions" in Master Graphics' Proxy Statement for its Annual Meeting of Shareholder to be held on or about June 16, 2000, to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

                                 PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) The following documents are filed as part of this Annual Report on Form 10-K:

     1.  Financial Statements:

         See the Index to Financial Statements of Master Graphics, Inc. and subsidiary on page F-1 hereof.

     2.  Financial Statement Schedules:

         Financial Statement Schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or the notes thereto.

3.   Exhibits

Exhibit
Number                             Description
-------                            -----------

 3.1*     Charter of Master Graphics, Inc. (Exhibit 3.1)
 3.2*     Bylaws of Master Graphics, Inc. (Exhibit 3.3)
 4.1** Indenture, dated December 11, 1998, among Premier Graphics, Inc., as issuer, Master Graphics, Inc. and Harperprints, Inc., as guarantors, and United States Trust Company of New York, as trustee, relating to the 11 1/2% Senior Notes due 2005 (Exhibit 4.1)
 4.2**    Form of 11  1/2% Senior Note due 2005 of Premier Graphics, Inc.
          (the "Old Note") (Exhibit 4.2)
 4.3** Form of 11 1/2% Senior Note due 2005 of Premier Graphics, Inc. (the "Exchange Note") (Exhibit 4.3)
 4.4**    Form of Guarantee of Master Graphics, Inc. (Exhibit 4.4)
 4.5** Registration Rights Agreement, dated as of December 11, 1998, by and among Premier Graphics, Inc., Master Graphics, Inc., Harperprints, Inc. and the Initial Purchasers relating to $130,000,000 aggregate principal amount of Old Notes (Exhibit 4.5)
 4.6**    Form of First Supplemental Indenture between Premier Graphics,
          Master Graphics and United States Trust Company of New York, as trustee (Exhibit 4.6)
10.1 Employment Agreement dated as of February 22, 2000 by and between Master Graphics, Inc. and Robert J. Diehl+
10.2 Employment Agreement dated as of February 22, 2000 by and between Master Graphics, Inc. and P. Melvin Henson, Jr.+
10.3* Employment Agreement dated as of March 1, 1998 by and between Master Graphics, Inc. and James B. Duncan+ (Exhibit 10.27)
10.4 Employment Agreement dated as of February 22, 2000 between Master Graphics, Inc. and Donald Goldman+
10.5* Noncompetition Agreement dated as of March 1, 1998 by and between Master Graphics, Inc. and H. Henry Hederman, Jr. (Exhibit 10.32)
10.6* Stock Purchase Agreement dated as of March 1, 1998 between Master Graphics, Inc. and H. Henry Hederman, H. Henry Hederman, Jr., and Martha Dean Hederman, as Trustee of the H. Henry Hederman Grandchild Trust No. 1 U/A dated 12/31/87, and Martha Dean Hederman, as Trustee of the H. Henry Hederman Grandchild Trust No. 2 U/A dated 12/31/87 (Exhibit 10.16)
10.7* Agreement and Plan of Merger dated as of March 1, 1998 between Hederman Brothers, Inc. and Premier Graphics, Inc. (Exhibit 10.17)
10.8** Third Amended and Restated Loan and Security Agreement dated as of March 15, 1999 between Premier Graphics, Inc., a Delaware corporation and General Electric Capital Corporation, a New York corporation, as a Lender and as Agent to Lenders, Deutsche Financial Services Corporation, a Nevada corporation, as a Lender and as Revolving Credit Agent for Lenders and Transamerica Equipment Financial Services Corporation, a Delaware corporation, as Lender (Exhibit 10.1)
10.9+     Stock Purchase Agreement dated as of March 15, 1999 between
          Premier Graphics, Inc. and David P. Bornheoft (Exhibit 2.1)
10.10+ Agreement and Plan of Merger dated as of March 15, 1999 between Columbia Graphics Corporation and Premier Graphics, Inc. (Exhibit 2.2)
10.11++ Master Graphics, Inc. 1998 Non-Employee Director Stock Option Plan (Exhibit 4.4)+
10.12++   Master Graphics, Inc. 1998 Equity Compensation Plan (Exhibit 4.5)+
10.13++   Amendment No. 1 to the Master Graphics, Inc. 1998 Equity
          Compensation Plan (Exhibit 4.6) +
10.14     Consulting Agreement between Master Graphics, Inc. and Michael B.
          Bemis+
11.1      Computation of Per Share Earnings
21.1##    List of Subsidiaries (Exhibit 21.1)
23.1      Consent of KPMG LLP
27.1      Financial Data Schedule

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

+ Incorporated by reference to Master Graphics' Form 8-K filed on March 29, 1999. The parenthetical exhibit number indicates where the exhibit is found in that filing.

++ Incorporated by reference to Master Graphics' Registration Statement on Form S-8 (Registration No. 333- 80271). The parenthetical exhibit number indicates where the exhibit is found in that filing.

## Incorporated by reference to Master Graphics' Form 10-K filed on March 30, 1999. The parenthetical exhibit number indicates where the exhibit is found in the filing.

#    Indicates a compensatory plan

(b)  Reports on Form 8-K.

(c)  Exhibits.

     See Item 14(a)(3) above.

(d)  Financial Statement Schedules.

     See Item 14(a)(2) above.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        MASTER GRAPHICS, INC.


                                        By: /s/ Robert J. Diehl
                                            --------------------------------
                                            Robert J. Diehl, President and
                                             Chief Executive Officer

                                        Date: April 13, 2000
                                              ------------------------------

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                                 Title                                   Date

/s/ Michael B. Bemis                             Chairman, Board of Directors                  April 13, 2000
------------------------------------
Michael B. Bemis

/s/ Robert J. Diehl                              President, Chief Executive Officer,           April 13, 2000
------------------------------------             Director
Robert J. Diehl

/s/ P. Melvin Henson, Jr.                        Chief Financial Officer & Secretary           April 13, 2000
------------------------------------
P. Melvin Henson, Jr.

/s/ J. Denton Pearson, Jr.                       Corporate Controller                          April 13, 2000
------------------------------------
J. Denton Pearson, Jr.

/s/ H. Henry Hederman, Jr.                       Director, President of Hederman               April 13, 2000
------------------------------------             Brothers Division
H. Henry Hederman, Jr.

/s/ Cary Rosenthal                               Director, President Phoenix Division          April 13, 2000
------------------------------------
Cary Rosenthal

/s/ Frederick F. Avery                           Director                                      April 13, 2000
------------------------------------
Frederick F. Avery

/s/ Donald L. Hutson                             Director                                      April 13, 2000
------------------------------------
Donald L. Hutson

                     MASTER GRAPHICS, INC. AND SUBSIDIARY

                         INDEX TO FINANCIAL STATEMENTS

Master Graphics, Inc. and Subsidiary:
     Report of Independent Public Accountants........................... F-2
     Consolidated Balance Sheets as of December 31, 1999 and 1998....... F-3
     Consolidated Statements of Operations for the years ended
          December 31, 1999 and 1998, the six months ended
          December 31, 1997 and the year ended June 30, 1997............ F-4
     Consolidated Statements of Shareholders' Equity for the years ended
          December 31, 1999 and 1998, the six months ended December 31,
          1997 and the year ended June 30, 1997......................... F-5
     Consolidated Statements of Cash Flows for the years ended
          December 31, 1999 and 1998, the six months ended
          December 31, 1997 and the year ended June 30, 1997............ F-6
     Notes to Consolidated Financial Statements......................... F-7

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Master Graphics, Inc.:

We have audited the accompanying consolidated balance sheets of Master Graphics, Inc. and subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the two-year period ended December 31, 1999, the six-month period ended December 31, 1997, and the year ended June 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Master Graphics, Inc. and subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1999, the six-month period ended December 31, 1997 and the year ended June 30, 1997 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 19 to the consolidated financial statements, the Company has suffered losses from operations, is in violation of its debt covenants and has been unable to obtain waivers for debt covenant violations. These issues raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 19. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                        KPMG LLP

Memphis, Tennessee
April 10, 2000

                     MASTER GRAPHICS, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                      December 31,        December 31,
                                                                          1999               1998
                                                                      ------------       -------------
                                                   ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                               $  1,341           $ 13,525
  Trade accounts receivable, net                                            52,334             38,529
  Inventories:
     Raw materials and supplies                                              5,097              2,909
     Work-in-process                                                        12,047              5,186
                                                                          --------           --------
       Total inventories                                                    17,144              8,095
  Deferred loan costs, net                                                   6,317                  0
  Deferred income taxes                                                          0              1,057
  Other current assets                                                       1,505              4,012
                                                                          --------           --------
       Total current assets                                                 78,641             65,218
  Property, plant and equipment, net                                        80,130             75,251
  Goodwill, net                                                             25,318             64,469
  Deferred loan costs, net                                                       0              1,352
  Other                                                                      3,350              1,586
                                                                          --------           --------
       Total assets                                                       $187,439           $207,876
                                                                          ========           ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current installments of long-term debt                                 $ 184,905           $    924
  Accounts payable                                                          21,609             10,829
  Accrued expenses                                                          15,739              5,540
  Put warrant                                                                2,200                  0
                                                                         ---------           --------
       Total current liabilities                                           224,453             17,293
  Long-term debt, net of current installments                               22,658            144,223
  Deferred income taxes                                                      6,816              7,554
  Other liabilities                                                            973              1,177
  Redeemable preferred stock                                                 1,580              1,437


  Commitments and contingencies

SHAREHOLDERS' EQUITY:
  Common stock ($0.001 par value; 100,000,000 shares authorized;
     7,923,026 shares issued and outstanding at December 31, 1999 and
     7,879,997 shares issued and outstanding at December 31, 1998)               8                  8
  Additional paid-in capital                                                39,933             39,843
  Retained earnings (deficit)                                             (108,982)            (3,659)
                                                                         ---------           --------
       Total shareholders' equity (deficit)                                (69,041)            36,192
                                                                         ---------           --------
       Total liabilities and shareholders' equity                        $ 187,439           $207,876
                                                                         =========           ========

See accompanying notes to consolidated financial statements.

                     MASTER GRAPHICS, INC. AND SUBSIDIARY

                     Consolidated Statements of Operations
                   (In thousands, except per share amounts)

                                                                                   Six months ended   Year ended
                                                      Years ended December 31,       December 31,      June 30,
                                                          1999          1998             1997            1997
                                                      ------------  -------------  -----------------  -----------
Net revenue                                              $261,541       $163,277            $32,394      $13,433
Cost of revenue                                           207,138        121,340             26,528       11,312
                                                         --------       --------            -------      -------
  Gross profit                                             54,403         41,937              5,866        2,121
Selling, general and administrative expenses               55,433         26,876              5,990        3,021
Impairment loss                                            77,746              0                  0            0
Amortization of goodwill                                    2,322          1,007                 98            0
                                                         --------       --------            -------      -------
  Operating income (loss)                                 (81,098)        14,054               (222)        (900)
Other income (expense):
  Redeemable warrant valuation adjustment                       0              0             (1,635)           0
  Interest income                                             215            250                 48           68
  Interest expense                                        (22,159)       (10,271)            (2,181)        (439)
  Other, net                                               (1,497)           568                191           23
                                                         --------       --------            -------      -------
     Other income (expense), net                          (23,441)        (9,453)            (3,577)        (348)
                                                         --------       --------            -------      -------
  Income (loss) before income taxes
     and extraordinary loss                              (104,539)         4,601             (3,799)      (1,248)
Income tax expense                                            669            628                 20           25
                                                         --------       --------            -------      -------
     Net earnings (loss) before extraordinary loss       (105,208)         3,973             (3,819)      (1,273)
Extraordinary loss on extinguishment of debt,
  net of income tax benefit of $1,458                           0         (2,098)                 0            0
                                                         --------       --------            -------      -------
     Net earnings (loss)                                $(105,208)      $  1,875            $(3,819)     $(1,273)
                                                         ========       ========            =======      =======

Basic earnings per share:
  Net earnings (loss) before extraordinary loss          $ (13.32)      $   0.62            $ (0.95)     $ (0.32)
  Extraordinary loss, net                                    0.00          (0.34)              0.00         0.00
                                                         --------       --------            -------      -------
     Net earnings (loss)                                 $ (13.32)      $   0.28            $ (0.95)     $ (0.32)
                                                         ========       ========            =======      =======

Diluted earnings per share:
  Net earnings (loss) before extraordinary loss          $ (13.32)      $   0.60            $ (0.95)     $ (0.32)
  Extraordinary loss                                         0.00          (0.33)              0.00         0.00
                                                         --------       --------            -------      -------
     Net earnings (loss)                                 $ (13.32)      $   0.27            $ (0.95)     $ (0.32)
                                                         ========       ========            =======      =======

See accompanying notes to consolidated financial statements.

                     MASTER GRAPHICS, INC. AND SUBSIDIARY

                Consolidated Statements of Shareholders' Equity
                      (In thousands, except share amounts)

                                                        Additional   Retained       Total
                                       Common Stock       paid-in    earnings    shareholders'
                                    Shares      Amount    capital   (deficit)   equity (deficit)
                                 ------------  ---------  --------  ----------  ----------------
Balances at June 30, 1996           4,000,000      $100   $ 2,100   $    (358)         $  1,842

  Effects of re-incorporation               0       (96)       96           0                 0
  Issuance of seller warrants               0         0       210           0               210
  Net (loss) for year
     ended June 30, 1997                    0         0         0      (1,273)           (1,273)
                                    ---------      ----   -------   ---------          --------
Balances at June 30, 1997           4,000,000      $  4   $ 2,406   $  (1,631)         $    779

  Issuance of seller warrants               0         0     1,444           0             1,444
  Net (loss) for six months
     ended December 31, 1997                0         0         0      (3,819)           (3,819)
                                    ---------      ----   -------   ---------          --------
Balances at December 31, 1997       4,000,000      $  4   $ 3,850   $  (5,450)         $ (1,596)

  Initial public offering           3,400,000         4    29,818           0            29,822
  Acquisition of businesses           213,333         0     1,282           0             1,282
  Exercise of lender warrants         266,664         0     2,025           0             2,025
  Issuance of seller warrants               0         0       755           0               755
  Issuance of lender warrants               0         0     2,200           0             2,200
  Preferred stock accretion                 0         0       (87)          0               (87)
  Preferred stock dividend                  0         0         0         (84)              (84)
  Net earnings for year
     ended December 31, 1998                0         0         0       1,875             1,875
                                    ---------      ----   -------   ---------          --------
Balances at December 31, 1998       7,879,997      $  8   $39,843   $  (3,659)         $ 36,192

  Acquisition of businesses            43,029         0       233           0               233
  Preferred stock accretion                 0         0      (143)          0              (143)
  Preferred stock dividend                  0         0         0        (115)             (115)
  Net (loss) for year
     ended December 31, 1999                0         0         0    (105,208)         (105,208)
                                    ---------      ----   -------   ---------          --------
Balances at December 31, 1999       7,923,026      $  8   $39,933   $(108,982)         $(69,041)
                                    =========      ====   =======   =========          ========

See accompanying notes to consolidated financial statements.

                     MASTER GRAPHICS, INC. AND SUBSIDIARY

                     Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                       Six months ended   Year ended
                                         Years ended December 31,        December 31,      June 30,
                                            1999            1998             1997            1997
                                         -----------    -------------  -----------------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                     $(105,208)       $   1,875           $ (3,819)    $ (1,273)
  Adjustments to reconcile net income
     to net cash from operating
     activities:
     Impairment loss                         77,746                0                  0            0
     Depreciation                             9,126            4,998              1,087          293
     Amortization of intangibles              3,569            1,662                326          330
     Deferred compensation provision             47               47                765            0
     Redeemable warrants valuation
      adjustment                                  0                0              1,635            0
     Deferred income taxes                    1,139              437                  0          163
     Loss on disposal of equipment            1,120                0                  0            0
     Extraordinary loss on
      extinguishment of debt, net of
       income tax benefit                         0            2,098                  0            0
     Changes in operating assets and
      liabilities, net of effect of
       business acquisitions:
       Trade accounts receivable             (5,916)          (7,411)               459       (1,124)
       Inventories                           (5,134)           3,937                651         (300)
       Other assets                           2,746            1,285               (499)         197
       Accounts payable                       7,131           (2,322)               (15)         797
       Accrued expenses                       7,688           (2,850)             1,903          837
                                          ---------        ---------           --------     --------
          Net cash provided by (used
           in) operating activities          (5,946)           3,756              2,493          (80)
                                          ---------        ---------           --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Business acquisitions, net of cash
   acquired                                 (57,064)         (90,212)           (28,511)     (13,392)
  Purchases of equipment                    (12,050)          (2,177)              (328)      (4,151)
  Disposals of equipment                      9,393
  Repayment of shareholder note
   receivable                                     0            3,895                  0            0
                                          ---------        ---------           --------     --------
          Net cash used in investing
           activities                       (59,721)         (88,494)           (28,839)     (17,543)
                                          ---------        ---------           --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (repayments) on
   lines of credit                           27,326             (748)               570         (113)
  Proceeds from issuance of long-term
   debt                                      45,978           72,606             27,940       20,821
  Net proceeds from initial public
   offering of stock                              0           29,822                  0            0
  Principal payments on long-term debt      (16,494)        (129,846)              (778)      (1,381)
  Net proceeds from issuance of
   senior notes                                   0          126,100                  0            0
  Loan costs incurred                        (3,327)            (845)              (709)        (777)
                                          ---------        ---------           --------     --------
      Net cash provided by
       financing activities                  53,483           97,089             27,023       18,550
                                          ---------        ---------           --------     --------
NET INCREASE (DECREASE) IN CASH             (12,184)          12,351                677          927
CASH AND CASH EQUIVALENTS, beginning
 of period                                   13,525            1,174                497         (430)
                                          ---------        ---------           --------     --------
CASH AND CASH EQUIVALENTS, end of
 period                                   $   1,341        $  13,525           $  1,174     $    497
                                          =========        =========           ========     ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
Cash paid for:
  Interest                                $  19,763         $   8,980           $  1,780     $    312
  Income taxes                            $     150         $       0           $     25     $    156

See accompanying notes to consolidated financial statements.

                     MASTER GRAPHICS, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

(1) Basis of Presentation

     Master Graphics, Inc. (Master Graphics) and its wholly-owned operating subsidiary, Premier Graphics, Inc. (Premier) (collectively the "Company") are primarily engaged in the business of general commercial printing, with 23 facilities in 14 states at December 31, 1999. Prior to June 1997, the Company was comprised of a holding company, Master Printing, Inc. and its wholly-owned operating subsidiary, B&M Printing, Inc. In June 1997, the sole shareholder of Master Printing, Inc. formed a new corporate holding company, Master Graphics, and merged Master Printing, Inc. into Master Graphics. Contemporaneously, Master Graphics formed a new wholly-owned subsidiary, Premier Graphics, Inc., and merged B&M Printing, Inc. into Premier. Subsequent acquisitions generally have been liquidated and their assets contributed to Premier. References in these consolidated financial statements to the Company for periods prior to the June 1997 transactions described above are to Master Printing, Inc. and B&M Printing, Inc. consolidated. The transactions discussed above were among entities totally controlled by the sole shareholder, and, as such, gave rise to no changes in accounting or reporting, other than an adjustment to the Company's shareholder's equity as a result of changing the par value of common stock from no par value to $0.001 per share.

     The Company operated on a fiscal year ending June 30, through its year ended June 30, 1997. In conjunction with the corporate reorganization described above and the acquisitions and related financings described in note 3 below, the Company changed its fiscal year-end to December 31.

(2) Summary of Significant Accounting Policies

(a) Principles of Consolidation

     The consolidated financial statements include the accounts of Master Graphics, Inc. and its wholly-owned subsidiary after the elimination of intercompany transactions.

(b) Use of Estimates

     Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates.

     Impairment charges more fully described in note 4 are based on the Company's projected cash flows. While the estimates of projected cash flows, discount rates and interest charges are based on management's best estimates of the amounts expected to be realized, the amounts the Company will ultimately realize could differ materially in the near term from the amounts assumed in arriving at the amount of the impairment loss.

(c) Cash and Cash Equivalents

     Cash and cash equivalents include all highly liquid debt instruments purchased with a maturity of three months or less at the date of acquisition.

(d) Inventories

     Inventories are primarily stated at the lower of cost (first-in, first-out method) or market.

                     MASTER GRAPHICS, INC. AND SUBSIDIARY

(e) Property, Plant and Equipment

     Property, plant, and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from 5 to 40 years. Leasehold improvements are amortized on a straight-line basis over the estimated useful lives of the related property, generally 15 to 40 years. Amortization of assets held under capital leases of approximately $450,000 is included with depreciation expense.

     Expenditures that materially increase values or extend the useful lives of assets are capitalized while replacements, maintenance and repairs that do not improve or extend the lives of the respective assets, are charged against income as incurred. Depreciation expense for the years ended December 31, 1999 and 1998, the six months ended December 31, 1997 and the year ended June 30, 1997 was approximately $9,126,000, $4,998,000, $1,087,000 and $293,000, respectively.

(f) Intangibles and Other Long-lived Assets

     Goodwill represents costs in excess of the fair value of the net assets of businesses acquired. Through 1999, goodwill was amortized over forty years using the straight-line method; accumulated amortization of goodwill was approximately $3,520,000 and $1,198,000 at December 31, 1999 and 1998. In
accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", long-lived assets, including goodwill related to those long-lived assets, are reviewed for impairment whenever events and circumstances indicate that their carrying value may not be recoverable. Such reviews are performed using estimated undiscounted cash flows over the remaining lives of the assets. If these reviews indicate impairment of the asset has occurred, the amount of the impairment is calculated using industry-accepted market valuation methods.

     The Company evaluates the carrying value of goodwill that is not identified with impaired assets ("enterprise level goodwill") according to Accounting Principles Board Opinion No. 17 "Intangible Assets". The Company regularly evaluates whether events and circumstances warrant revised estimates of useful lives or recognition of charge-off of carrying amounts of such goodwill. Impairment of such goodwill is determined using a discounted cash flow method. The discount rate used in the evaluation is management's expected rate of return or hurdle rate for investments of similar risk. See note 4 regarding impairment of long-lived assets.

     Costs incurred in obtaining long-term financing are deferred and subsequently amortized, using the interest method over the life of the respective financing, as a component of interest expense. Accumulated amortization at December 31, 1999 and 1998 was approximately $934,000 and $356,000, respectively.

(g) Income Taxes

     The Company follows the asset and liability method for deferred income taxes as required by the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

(h) Financial Instruments

     The Company's financial instruments recorded on the consolidated balance sheet include cash and cash equivalents, accounts and notes receivable, accounts payable and debt. Because of their short maturity, the carrying amount of cash and cash equivalents, accounts and notes receivable, accounts payable and short-term bank debt approximates fair value. The carrying value of the Company's long-term debt including the Term Debt, Revolver, and Overline Loan approximates fair value due to the floating interest rate features of these instruments. The fair value of the Company's Senior Notes is estimated based on market quotations made on the same or similar issues. At December 31, 1999 and 1998, the carrying value of the Senior Notes was $126.0 million and $125.4 million, respectively. The fair value of these notes approximated $93.6 million and $130.0 million at December 31, 1999 and 1998, respectively. At December 31, 1999 and 1998, the carrying value of notes due to certain former owners was $15.6 million and $16.6 million. The fair value of these notes approximated $16.6 million in 1998. Management is unable to determine an approximate fair value as of December 31, 1999, largely because of the issues more fully described in note 19.

                     MASTER GRAPHICS, INC. AND SUBSIDIARY

(i) Revenue Recognition

     Substantially all revenue is recognized when products are shipped to customers.

(j) Earnings Per Share

     Basic earnings per share for each period presented has been computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding. Diluted earnings per share are calculated by dividing net earnings
(loss) by the sum of (1) the weighted-average number of shares outstanding and
(2) the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued. A reconciliation of the calculation of basic and diluted earnings per share is presented in note 16.

(k) Segment Reporting

     The Company considers its entire business to be in the single reporting segment of general commercial printing.

(3) Acquisitions

     In June 1997, the Company acquired all of the outstanding common stock of Blackwell Lithographers, Inc. and of Lithograph Printing Company of Memphis, and the assets of Sutherland Printing Company. All of these businesses were engaged in general commercial printing. The acquisitions were paid for with a combination of cash ($10.4 million), notes given to the sellers ($5.1 million) (see note 6), and warrants to acquire common stock (valued at $210,000) (see note 15). In addition, the Company incurred other acquisition costs totaling approximately $470,000. These acquisitions have been accounted for by the purchase method and, accordingly, the results of operations of Blackwell (closed the third quarter of 1999), Lithograph and Sutherland have been included in the Company's consolidated financial statements from June 19, 1997. The excess of the purchase prices over the fair value of the net identifiable assets acquired of $6.4 million has been recorded as goodwill and, beginning January 1, 2000, is being amortized on a straight line basis primarily over 20 years. See note 4 regarding impairment of long-lived assets.

     During the six months ended December 31, 1997, the Company acquired all of the outstanding common stock of the following companies: The Argus Press, Inc. (September 1997); Phoenix Communications, Inc. (December 1997); and Jones Printing Company, Inc (December 1997). All of these businesses were engaged in general commercial printing. The acquisitions were paid for with a combination of cash ($17.8 million), notes given to the sellers ($6.2 million) (see note 6), and warrants to acquire common stock (valued at $1.4 million) (see note 15). In addition, the Company incurred other acquisition costs totaling approximately $2.3 million. These acquisitions have been accounted for by the purchase method and, accordingly, their results of operations have been included in the Company's consolidated financial statements from their respective acquisition dates. The excess of the purchase prices over the fair value of the net identifiable assets acquired of $24.9 million has been recorded as goodwill and, beginning January 1, 2000, is being amortized on a straight-line basis primarily over 20 years. See note 4 regarding impairment of long-lived assets.

                     MASTER GRAPHICS, INC. AND SUBSIDIARY

     During 1998, the Company acquired eight businesses, primarily by stock purchases, which were engaged in general commercial printing. The businesses acquired were Harperprints, Inc., Hederman Brothers, Inc., and Phillips Litho Company, Inc. (March 1998); McQuiddy Printing Company, Inc. (May 1998); Golden Rule Printing (August 1998); The Printing Company and Stephenson Incorporated (September 1998); and Technigrafiks, Inc. (December 1998). These acquisitions were paid for with a combination of cash ($45.6 million), sellers' notes ($3.7 million) (see note 6), common stock (valued at $1.3 million) and warrants to acquire common stock (valued at $0.8 million) (see note 15). In addition, the Company incurred other acquisition costs totaling approximately $0.9 million. All of these acquisitions have been accounted for by the purchase method, and accordingly, the results of their operations have been included in the company's consolidated financial statements from their respective acquisition dates. The aggregate excess of the purchase prices over the fair value of the net assets acquired of approximately $34.4 million has been recorded as goodwill and, beginning January 1, 2000, is being amortized on the straight-line basis primarily over 20 years. See note 4 regarding impairment of long-lived assets.

     During 1999, the Company acquired five businesses, primarily by stock purchases, which were engaged in general commercial printing. The businesses acquired were Columbia Graphics (March 1999), Woods Lithographics (March 1999), White Arts, Inc. (March 1999), Eagle Direct, Inc. (May 1999), and Thomasson Printing (June 1999). These acquisitions were paid for with a combination of cash ($29.8 million), and common stock (valued at $0.2 million). In addition, the Company incurred other acquisition costs totaling approximately $0.8 million. Approximately $13 million of the cash amount paid was funded by cash from the Company's Senior Notes offering (see note 6). The additional cash was funded from the Company's senior credit facility. All of these acquisitions have been accounted for by the purchase method, and accordingly, the results of their operations have been included in the Company's consolidated financial statements from their respective acquisition dates. The aggregate excess of the purchase prices over the fair value of the net assets acquired of approximately $21.9 million has been recorded as goodwill and, beginning January 1, 2000, is being amortized on the straight-line basis primarily over 20 years. See note 4 regarding impairment of long-lived assets.

     As a part of their respective acquisition agreements, the Company agreed to pay the former owners of 11 of the acquired businesses additional cash purchase price consideration, based on their surpassing certain cash flow-based targets which generally exceed the pre-acquisition performances of those businesses. The measurement periods range from one to five years of post-acquisition operations. Management believes that the aggregate maximum payout will not exceed approximately $44 million, of which $1.8 million is held in escrow and is classified as other non-current assets in the accompanying balance sheet. Payments will primarily be due in 1999-2001. Such payments are typically recorded as adjustments to goodwill. However, pending management's ongoing evaluation of asset impairment, these payments may be recorded as a direct charge to earnings.

     The following unaudited pro forma financial information presents the combined results of operations of Master Graphics and the 1998 and 1999 acquired businesses as if those acquisitions and financing, including the issuance of common stock and Senior Notes, had occurred as of January 1, 1998, and January 1, 1999, after giving effect to certain adjustments, including amortization of goodwill, adjusted depreciation expense and increased interest expense on debt related to the acquisitions. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had Master Graphics and the acquired businesses constituted a single entity during such periods.

                                                  Years ended December 31,
                                                    1999       1998
                                                    ----       ----
(In thousands, except per share amounts)
Net revenue                                      $ 274,974   $293,075
Operating income                                   (81,252)    22,683
Interest expense                                    22,914     21,862
Net earnings (loss)                               (106,085)     1,238
Net earnings (loss) per share
  Basic                                          $  (13.40)  $   0.19
  Diluted                                        $  (13.40)  $   0.19

                     MASTER GRAPHICS, INC. AND SUBSIDIARY

(4) Impairment of Long-Lived Assets

     During 1999, the Company recorded a charge of $71.4 million related to the impairment of goodwill and $6.3 related to the impairment of property, plant and equipment. Master Graphics experienced significant changes in market conditions that led to substantial declines in sales and operating cash flows in 1999. These declines led to the special charge described in note 14. After these events occurred, new management of the Company began an evaluation of the operations of the various divisions of Master Graphics. As a result of these evaluations, management determined it was necessary to perform an analysis of the recoverability of all of the assets of Master Graphics as described in Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." and Accounting Principles Board Opinion No. 17 "Intangible Assets". Management concluded from these evaluations that significant impairment of goodwill as well as property, plant and equipment had occurred. An impairment charge was required at several of the divisions because the projected cash flows were less than the carrying value of the assets. Management has also concluded that the remaining useful life of the goodwill is approximately 20 years. Such goodwill will be amortized over this term in the future.

(5) Initial Public Offering

     In June 1998, the Company completed an initial public offering of 3,400,000 shares ($0.001 par value; 100,000,000 shares authorized) of common stock at $10.00 per share. Proceeds of the initial public offering were used to repay $4.3 million of indebtedness owed to Sirrom Capital, to repay $25.0 million of the indebtedness owed to its senior lender and to pay $1.5 million of acquisition advisory fees deferred until the completion of the offering. The write-off of related deferred loan costs ($0.6 million) and unamortized debt discounts ($3.0 million) has been recorded as a $2.1 million extraordinary loss, net of tax of $1.5 million.

(6) Long-Term Debt

     Long-term debt consisted of (in thousands):

                                    December 31,
                                   1999      1998
                                  -------  --------
Senior Notes                     $130,000  $130,000
Credit Facility:
  Term Debt                        27,749       262
  Revolver                         14,826         0
  Overline Loan                    12,500         0
Sellers' Notes                     15,627    16,599
Capital leases (note 8)             6,065     2,297
Other                               4,760       622
                                 --------  --------
                                  211,527   149,780
Less unamortized debt discount      3,964     4,633
                                 --------  --------
                                  207,563   145,147
Less current maturities           184,905       924
                                 --------  --------
                                 $ 22,658  $144,223
                                 ========  ========

     The aggregate stated maturities of long-term debt, including capital lease obligations, for each of the five years subsequent to December 31, 1999 are as follows: 2000, $9.1 million; 2001, $8.9 million; 2002, $6.0 million; 2003, $6.3 million; 2004, $3.5 million; thereafter, $177.7 million. However, see note 19 regarding reclassification of certain debt to current liabilities as a result of unwaived covenant violations.

                     MASTER GRAPHICS, INC. AND SUBSIDIARY

     In December 1998, Premier Graphics issued $130 million of senior notes (Senior Notes). The approximate $125.6 million of net proceeds from issuance were used to (1) repay the outstanding borrowings under Premier's acquisition credit facility ($88.6 million); (2) repay $4.8 million of sellers' notes; (3) repay outstanding borrowings under Premier's working capital line of credit ($6.5 million); and (4) acquire Technigrafiks, Inc., a general commercial printing company, for $12.0 million; the remaining $13.7 million was available for general corporate purposes, and in March, 1999 was effectively used to partially finance acquisitions (see note 3). The Senior Notes are guaranteed by Master Graphics. The Senior Notes mature in December 2005 and bear interest at 11 1/2% payable semi-annually. The Senior Notes are redeemable, in whole or in part, beginning in December 2002 at a premium of 5.75%, declining to 2.875% in December 2003 and to the face amount in December 2004. Additionally, during the first three years after issuance, the Company may redeem up to 35% of the aggregate principal amount of the Senior Notes with the net proceeds of equity offerings; the redemption price would include an 11.5% premium.

     The Company, through Premier Graphics, has borrowed term debt under various loan and security agreements (Term Debt) from its senior secured lender. Proceeds from the loan agreement have been primarily used for acquisitions described in note 3. After four acquisitions in 1998, the Term Debt balance reached approximately $85 million. Proceeds from the Company's initial public offering were in part used to pay the Term Debt down to approximately $60 million. Subsequent to its initial public offering and after an additional three acquisitions in 1998, the Company's Term Debt reached approximately $90 million. Proceeds from its Senior Notes offering were used to substantially repay the outstanding balance under its Term Debt. At December 31, 1998, the loan balance under its Term Debt was $0.3 million. In conjunction with the acquisitions and financing thereof through 1998, the Company incurred fees of approximately $2.3 million. The Company also issued to the senior lender common stock warrants that are described in note 15.

     In March 1999, the Company completed a restructuring of its senior secured credit facility. Pursuant to the amended agreement, the facility consists of two term loans ("Term Loan A" and "Term Loan B") each of $30 million and a revolving credit facility ("Revolver") of $20 million. Term Loan A bears interest, payable monthly, at a floating rate equal to LIBOR plus 3.5% (9.1075% at December 31, 1999), and Term Loan B bears interest, payable monthly, at a floating rate equal to LIBOR plus 4.0% (9.6075% at December 31, 1999). Term Loan A matures in March 2004, and is payable in quarterly installments. Term Loan B matures in March 2005, and is payable in quarterly installments and a final balloon payment at maturity. The annual amortization of the $27.7 million outstanding as of December 31, 1999 will approximate $4.2 million for each of the next five years. The Revolver, which contains certain borrowing base limitations, bears interest at the "Base Rate" or the prime rate for corporate loans from U.S. financial institutions as published by The Wall Street Journal from time to time plus 0.5% (9.00% at December 31, 1999) and is repayable in full in March 2005. The security for the facility includes a lien on all of the assets of Premier Graphics, as well as a pledge by Master Graphics on all of the issued and outstanding stock of Premier Graphics. The facility includes a prepayment penalty of 1% of the amount prepaid and requires a minimum level of prepayment to Term Loan A and Term Loan B based on 50% of annual excess cash flows as defined. In November 1999, we completed an amendment to our secured credit facility that terminated the remaining Term Loan availability. The Company incurred cash financing fees of approximately $0.3 million related to this agreement which will be amortized over the five year term of the note.

     In December 1999, the Company completed an amendment to the Revolver to provide for an overline amount of $12.5 million ("Overline Loan"). This Overline Loan bears interest at a floating rate equal to Base Rate plus 3.5% (12.00% at December 31, 1999), payable monthly. The Company incurred cash financing fees of approximately $1.8 million related to this agreement which will be amortized over the five year term of the note. In addition, the Company amended the senior lender's common stock warrant agreement as described in note 15. This amendment resulted in an additional $2.2 million in deferred loan costs that will be amortized over the five year term of the note.

     The Company has financed a portion of the purchase price paid for certain of the acquired businesses by issuing unsecured subordinated notes (Seller Notes) to the former owners of those companies. The Company also issued $5.3 million of unsecured subordinated notes to the former owners of Hederman and Phoenix that replaced notes between such companies and their owners. In general, the Seller Notes (i) bore interest at 12% per annum

                     MASTER GRAPHICS, INC. AND SUBSIDIARY
payable quarterly, (ii) were subject to prepayment at the option of Master Graphics upon payment of a penalty which equaled or exceeded 20% of the amount prepaid; and (iii) matured seven years from the date of issuance. In connection with closing of the Senior Notes offering, the holders of approximately $12 million of Seller Notes agreed to exchange their existing notes for new unsecured subordinated notes with the following features: (i) balloon maturity date of June 30, 2006; (ii) monthly interest payments at 12% per annum if paid when due, or if not paid when due interest will accrue at 16% per annum until all accrued interest has been paid; (iii) no restrictive covenants; and (iv) no rights or remedies against the Company until maturity. As noted above, $4.8 million of Seller Notes were repaid with a portion of the net proceeds of the Senior Notes offering. The Company did not pay the interest expense due on the Seller Notes as of October 1, 1999 and has accrued the additional 4% penalty interest thereafter.

     In June 1997 the Company borrowed $4.3 million from Sirrom Capital Corporation ("Sirrom") to partially finance its June 1997 business acquisitions described on note 3. The loan bore interest at 13.25%, payable monthly and was subject to a security agreement, with collateral consisting of all equipment, inventory, accounts receivable, and intangible assets. In conjunction with the obtaining of the loan, the Company paid a processing fee of $107,500 and issued to Sirrom a common stock warrant more fully described in note 15. As discussed in note 5 above, the Sirrom note was repaid with a portion of the net proceeds of the June 1998 initial public offering.

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

     Under its senior secured credit facility, Premier is required to maintain certain financial ratios, including tests related to net worth, EBITDA, interest coverage, fixed charge coverage and leverage ratios. Premier is also subject to affirmative and negative covenants which, among other things, limit capital expenditures and the payment of dividends, and require certain debt repayments based on 50% of annual excess cash flows, as defined. As of December 31, 1999, Premier was in violation of its covenants under the credit facility and has been unable to date to obtain waivers for those violations. See note 19.

(7) Property, Plant and Equipment

     Property, plant and equipment was comprised of the following
(in thousands):

                                      December 31,
                                  1999            1998
                                 -------         -------
Land                             $    725        $   486
Buildings                           5,414          3,830
Leasehold improvements              1,973          1,115
Machinery and equipment            82,690         75,602
Furniture and fixtures              4,347          3,331
Vehicles                            1,342          1,374
                                 --------        -------
                                   96,491         85,738
Less accumulated depreciation      16,361         10,487
                                 --------        -------
                                 $ 80,130        $75,251
                                 ========        =======

                     MASTER GRAPHICS, INC. AND SUBSIDIARY

     In 1999, the Company sold printing equipment with a carrying value of $10.6 million to Heidelberg Print Finance Americas, Inc. in conjunction with the lease arrangement discussed at note 8. As a result of these sales, a net loss of $1.2 million was recorded in other expense. Cash was received for the full carrying value of the equipment and an amount equivalent to the loss was recorded as a deferred credit to be repaid to the lessor over the lives of the leases (see note 8). The cash received was used to pay Term Debt.

(8) Leases

     The Company is obligated under various capital leases for certain machinery and equipment that expire at various dates during the next 5 years. At December 31, 1999, the gross amount of machinery and equipment and related accumulated amortization recorded under capital leases were approximately $6,892,000 and $712,000, respectively. The liability for capital leases is classified as long-term debt.

     The Company also has various non-cancelable operating leases, primarily for facilities and printing equipment that expire over the next seven years. Rental expense for operating leases for the years ended December 31, 1999 and 1998, the six months ended December 31, 1997, and year ended June 30, 1997 totaled approximately $5,917,000, $2,267,000, $398,000 and $1,050,000, respectively.
Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of December 31, 1999 are:

                                         Capital Leases  Operating Leases
                                         --------------  ----------------
Year ending December 31,
  2000                                       $2,085         $10,017
  2001                                        1,992           9,282
  2002                                        1,465           9,096
  2003                                        1,646           8,152
  2004                                          154           6,969
  2005 and thereafter                             0          19,324
                                             ------         -------
     Total minimum lease payments             7,342         $62,840
Less amount representing interest (at rates                 =======
   ranging from 5.0% to 11.5%)                1,277
                                             ------
Present value of net minimum capital
   lease payments                             6,065
Less current installments of obligations
   under capital leases                       1,516
                                             ------
Obligations under capital leases,
   excluding current installments            $4,549
                                             ======


     Included in the above schedule of minimum operating lease payments are expected payments related to a leasing arrangement with Heidelberg Print Finance Americas, Inc. that was entered into in 1999. The Company has leased 14 printing presses with lease terms of 10 years. The Company has accounted for the leases as operating as the leases are expected to be cancelled by the Company in less than six years. Termination penalties of approximately $7.4 million are being accrued by the Company on a straight-line basis over six years. Lease payments related to these agreements are expected to be $4,012,000 per year through 2004 and $12,934,000 (including termination penalties) thereafter. Rent expense recorded in 1999 related to these leases was approximately $459,000.

(9) Retirement Plans

     The Company has retained the acquired companies' existing employee benefit plans, primarily 401(k)-type arrangements with the Company matching amounts. The Company's benefit plan expense for the plans was approximately $873,000, $348,000, $24,000 and $40,000 for the years ended December 31, 1999 and 1998, the six months ended December 31, 1997, and the year ended June 30, 1997.

                     MASTER GRAPHICS, INC. AND SUBSIDIARY

     Of those retirement plans, there is one defined benefit plan covering employees of the Hederman Division, which represents approximately 100 of the Company's 1,900 total employees. As of December 31, 1999 and 1998, the plan had a pension benefit obligation of $1.6 and $1.9 million, respectively; plan assets of $3.0 and $2.2 million, respectively; and prepaid pension cost of $0.8 and $0.8 million, respectively; recorded in other non-current assets. Related net pension cost (credit) for the periods was $(1,000) and $(58,000) in 1999 and 1998.

(10) Related Party Transactions

     The Company has leasing arrangements with its former president and with certain of the former owners of the acquired companies (who are generally current employees of the Company) for certain plant facilities and equipment. The Company's aggregate annual obligation under these lease agreements is approximately $3.7 million, and the agreements generally expire from 2000 through 2007.

(11) Income Taxes

     Income tax expense (benefit) consists of (in thousands):

                                                                    Six months ended   Year ended
                                         Years ended December 31,     December 31,      June 30,
                                            1999          1998            1997            1997
                                            ----          ----            ----            ----
Income tax (benefit) from:
Net earnings before
  extraordinary item                        $  669      $   628             $   20       $   25
Extraordinary loss                               0       (1,458)                 0            0
                                            ------      -------             ------       ------
                                            $  669      $  (830)            $   20       $   25
                                            ======      =======             ======       ======

                                                        Current            Deferred       Total
                                                        -------            --------       -----
Year ended June 30, 1997:
  U.S. Federal                                          $     0             $    0       $    0
  State and local                                             0                 25           25
                                                        -------             ------       ------
                                                        $     0             $   25       $   25
                                                        =======             ======       ======
Six months ended December 31, 1997:
  U.S. Federal                                          $     0             $    0       $    0
  State and local                                            20                  0           20
                                                        -------             ------       ------
                                                        $    20             $    0       $   20
                                                        =======             ======       ======
Year ended December 31, 1998:
  U.S. Federal                                          $  (199)            $ (578)      $ (777)
  State and local                                           (53)                 0          (53)
                                                        -------             ------       ------
                                                        $  (252)            $ (578)      $ (830)
                                                        =======             ======       ======
Year ended December 31, 1999:
  U.S. Federal                                          $     0             $  606       $  606
  State and local                                             0                 63           63
                                                        -------             ------       ------
                                                        $     0             $  669       $  669
                                                        =======             ======       ======

     Income tax expense (credit) differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent to pretax income (loss) as a result of the following:

                     MASTER GRAPHICS, INC. AND SUBSIDIARY


                                                                          Six months ended   Year ended
                                            Years Ended    December 31,     December 31,      June 30,
                                               1999            1998             1997            1997
                                            -----------    -------------  -----------------  -----------
Computed "expected"
  tax expense (credit)                       $(35,543)            $ 355            $(1,292)       $(424)
Increase (reduction) in income taxes
  resulting from:
  Change in the beginning-of-the-
     year balance of the valuation
     allowance for deferred tax assets
     allocated to income tax expense           16,934              (951)             1,272          527
  State and local income taxes,
     net of federal income tax benefit         (2,122)              (35)              (150)         (49)
  Impairment of goodwill                       22,414                 0                  0            0
  Purchase accounting adjustments              (1,288)                0                  0            0
  Effect of S-Corporation
     termination                                    0                 0               (318)           0
  Warrants valuation adjustment                     0                 0                556            0
  Other, net                                      274              (199)               (48)         (29)
                                             --------             -----            -------        -----
                                             $    669             $(830)           $    20        $  25
                                             ========             =====            =======        =====

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1999 and 1998 are presented below.

                                                 December 31,
                                               1999             1998
                                             --------         ---------
Deferred tax assets:
  Amortization of intangibles               $  5,279          $    0
  Inventory capitalization                       358               0
  Accounts receivable principally
   due to allowance for
   doubtful accounts                             859             417
  Income tax loss carryforwards and
   tax credit carryforwards                    9,970           1,482
  Vacation accrual                               365             264
  Alternative minimum tax
   credit carryforwards                           80              80
  Deferred compensation                          279             357
  Other                                          593             376
                                            --------          ------
       Total gross deferred tax assets      $ 17,783           2,976
  Less valuation allowance                   (17,783)           (849)
                                            --------          ------
  Net deferred tax assets                   $      0          $2,127
                                            ========          ======

Deferred tax liabilities:
  Plant and equipment, principally
     due to differences in
      depreciation and capitalized
      interest                              $  6,714           $8,498
  Other                                          102              126
                                            --------           ------
       Total gross deferred tax
        liabilities                            6,816            8,624
                                            --------           ------
  Net deferred tax liability                $  6,816           $6,497
                                            ========           ======

                     MASTER GRAPHICS, INC. AND SUBSIDIARY

     The valuation allowance for deferred tax assets as of December 31, 1999 and 1998 was $17,783,000 and $849,000, respectively. The increase in the total valuation allowance from December 31, 1998 to December 31, 1999 of $16,934,000 was due to management's belief that the Company will not be able to realize its deferred tax assets. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is not likely the Company will realize the benefits of these deductible differences.

     At December 31, 1999, the Company has net operating loss carryforwards for federal income tax purposes of approximately $25.8 million which are available, with limitations, to offset future federal taxable income, if any, through 2010. In addition, the Company has alternative minimum tax credit carryforwards of approximately $80,000 which are available to reduce future federal regular income taxes, if any, over an indefinite period.

(12) Other Liabilities

     As of December 31, 1997, the Company entered into deferred compensation agreements with certain of its executive officers. In the aggregate, these agreements obligate the Company to pay a total of $1,000,000 to those persons on December 31, 2002. The agreements allowed those persons to receive an aggregate of 100,000 shares of common stock in lieu of cash. Such calls for settlement in stock may be exercised at any time. The total cash obligation was reduced to approximately $915,000 in 1999. The net present value of the ultimate obligation was accrued as compensation expense as of December 31, 1997, with the discount being amortized as additional compensation expense over the five year life of the agreement; the net present value at December 31, 1999 was approximately $774,000. An early exercise of the calls would result in an acceleration of the discount amortization.

(13) Redeemable Preferred Stock

     The Company and its senior lender effectively entered into an exchange in March 1998, whereby the Company issued 177,776 shares of its newly created Series A Cumulative Convertible Preferred Stock, par value $0.001 ("Series A Preferred Stock") in exchange for the senior lender's warrant to purchase a 4% interest in the Company's outstanding common stock.

     The Series A Preferred Stock carries an annual dividend rate of 5% of its liquidation value ($12.8125 per share). No dividends have been paid to date; accrued and unpaid dividends were $199,000 at December 31, 1999. The Series A Preferred Stock is convertible into common stock at the holder's option at a ratio of 1 share of common stock for each share of Series A Preferred Stock. The Series A Preferred Stock is redeemable by the holder at the end of seven years at a price effectively equal to the greater of its liquidation value or the fair value of the underlying common stock on an as-if converted basis. The Series A Preferred Stock has been classified out of stockholders' equity because of certain holder put features that are out of the control of the Company (see note
15). The preferred stock was initially recorded at its fair value at the date of issuance (approximately $1.35 million) and is being accreted to its mandatory redemption value.

(14) Non-Recurring Charges

     In December 1999, the Company decided to reduce headcount and move the Company's corporate headquarters facility. The Company recorded a special charge of $1,452,000 in the fourth quarter of 1999. Approximately $104,000 of the charge is recorded as cost of goods sold and $1,348,000 was recorded as selling,

                     MASTER GRAPHICS, INC. AND SUBSIDIARY
general and administrative expense. Approximately $1,294,000 of the charge relates to severance of both plant employees and executive personnel; and $158,000 relates to costs to close the corporate headquarters facility. After payments of $651,000 in December 1999, the Company had a remaining liability of $801,000 at December 31, 1999, that has been classified in current liabilities as the amounts are expected to come due within one year.

(15) Shareholders' Equity

     The Company has reserved 2,976,918 shares of common stock for issuance upon the conversion of its Series A Preferred Stock, the exercise of its seller and lender warrants, and the exercise of its stock options.

Sellers' Warrants and Rights

     As part of the consideration given in certain of the acquisitions, the Company issued common stock warrants to the sellers. The terms of warrants were generally the same, stating that the seller would have the ability to exercise his warrant at any time during the ten years subsequent to an initial public offering of common stock (June 1998). The exercise price is the initial public offering price ($10 per share), and the shares obtainable are generally the face amount of the sellers' notes divided by the initial public offering price (231,000 shares). The estimated fair value of the warrants at the dates of issuance, which totaled $2.4 million at December 31, 1999, has been recorded in shareholders' equity as additional paid-in capital.

     In connection with the acquisition of B&M Printing and related financing, the Company gave rights to acquire common stock to the former owners of B&M Printing. As of December 31, 1999 rights to acquire 43,000 shares of common stock at $10 per share were outstanding; the rights will expire in June 2001.

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

     In connection with the obtaining of original acquisition financing under its loan and security agreement, the Company issued to its senior lender a warrant to acquire a fully-diluted four percent interest in its outstanding common stock for a total purchase price of $100. The Senior Lender was granted a right to put the warrant back to the Company under certain conditions. The redemption price of the warrant was its current market value (as defined) on the date of redemption. In March 1998, this warrant was exchanged for redeemable, convertible preferred stock (see note 13).

     Because both of the lenders' warrants described above gave the holders the right to put the warrants back to the Company for cash, these instruments were recorded, at their respective fair values at the dates of issuance, as redeemable common stock warrants in the accompanying consolidated balance sheet, and therefore were initially excluded from shareholders' equity. The initial fair market value of the lenders' warrants was netted against the related debt and will be amortized as a component of interest expense over the life of the debt. The carrying value of the redeemable common stock warrants was adjusted to fair value, with a corresponding charge to other expense in the statement of operations in accordance with EITF Issue No. 96-13 until their respective exercise and exchange as described above. Additionally, upon their exercise and exchange, the carrying values of those warrants were reclassified to additional paid-in capital and redeemable preferred stock, respectively.

     In connection with the obtaining of certain acquisition financing in March 1998, the Company issued to its senior lender a warrant to acquire 220,000 shares of common stock. The warrant expires, if unexercised, on September

                     MASTER GRAPHICS, INC. AND SUBSIDIARY

26, 2007. The senior lender was granted demand and piggyback registration rights. The Company had the option to call the warrant under certain conditions, including the passage of five years, at a price equal to the warrant's current market value at that date. This instrument was recorded at its fair value at the date of issuance as additional paid in capital. The initial fair market value of this warrant was netted against the related debt, and the resulting discount was being amortized as a component of interest expense over the life of the debt. As discussed above in note 5, the remaining unamortized discount was written off upon the extinguishment of the related debt in June 1998. In connection with the obtaining of financing in December 1999, the Company modified this warrant to include a put option whereby the senior lender may put the warrant back to the Company for cash upon the occurrence of certain events, including a sale of substantially all of the assets of the Company, a change in control of the Company, a merger or similar transaction involving the Company or an event of default under the senior credit agreement. The put price is dependent upon circumstances present at the time of exercise but can in no case be less than $2.2 million. The put option may be exercised at any time after the earlier of two years or the occurrence of one of the above events. The Company has recorded a liability of $2.2 million and deferred loan costs for the same amount, which approximates the fair value of the warrant at the time of modification due to the events of default discussed at note 19. The deferred loan costs will be amortized over the five year life of the related loan. Subsequent to the date of the financial statements, the senior lender exercised the put feature of the warrant.

Stock Options

     During 1998, the Company adopted the 1998 Equity Compensation Plan, which provides for grants of stock options, stock appreciation rights, and restricted stock to selected employees, officers, directors, consultants, and advisers to the Company. The plan authorizes the issuance of up to 750,000 shares of the Company's common stock. As of December 31, 1998, options to purchase 724,363 shares had been granted to employees of the Company. No options were granted in 1999. The exercise price for all shares under option is the fair market value on the grant date ($10 per share). The options vest over three years, and will expire, if unexercised, from five to ten years from the grant date. The weighted average remaining contractual life of the options is 4.6 years.

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

     Changes in outstanding options under the Plans during the year ended December 31, 1999 and options exercisable at December 31, 1999 are as follows:

  Outstanding at December 31, 1997                    0
     Granted                                    724,363
     Exercised                                        0
     Canceled or expired                         10,934
                                                -------
  Outstanding at December 31, 1998              713,429
     Granted                                          0
     Exercised                                        0
     Canceled or expired                        150,730
                                                -------
  Outstanding at December 31, 1999              562,699
                                                =======

  Exercisable at December 31, 1999 at $10.00    156,187
                                                =======

  Exercisable at December 31, 1998 at $10.00          0
                                                =======


                     MASTER GRAPHICS, INC. AND SUBSIDIARY

     The Company accounts for its stock based employee compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation cost has been recognized for fixed stock-option plans. In accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," a valuation using the fair-value-based accounting method has been made for stock options issued in 1998. That valuation was performed using the Black-Schols option-pricing model.

     The Company's options were valued assuming a risk-free interest rate of 4.87% as of their issuance date in 1998, a dividend yield of 0%, an average expected-option life of 5.7 years, and volatility of 78.5%. The valuation determined a per share weighted-average fair value for the options granted during 1998 of $2.60. Had those options been accounted for using the fair-value method, they would have resulted in additional compensation cost in 1999 and 1998 of $0.6 million and $0.3 million; net earnings (loss) would have been $(105.8) million (loss of ($13.40) per share diluted) and $1.7 million ($0.24 per share diluted), respectively.

(16) Earnings Per Share

     Basic earnings per share are calculated by dividing net earnings less preferred stock dividend and discount accretion by the weighted average number of common shares outstanding. For the years ended December 31, 1999 and 1998, there were 7,916,071 and 6,130,117 basic weighted average shares outstanding; for the six months ended December 31, 1997, and the year ended June 30, 1997, there were 4,000,000 basic weighted average shares outstanding. There were no potentially dilutive equity instruments outstanding in the year ended June 30, 1997. Exercise of potential equity securities has not been reflected in the computation of diluted EPS for the year ended December 31, 1999 and the six months ended December 31, 1997 because their impact would have been antidilutive. Conversion of the preferred stock is not assumed in the 1998 diluted earnings per share calculations, as the effect is anti-dilutive on an incremental basis. Exercise of employee stock options and certain other warrants is not assumed in 1998 because the effect would be anti-dilutive using the treasury stock method. For the years ended December 31, 1999 and 1998, the six months ended December 31, 1997 and the year ended June 30, 1997, the diluted weighted average shares outstanding were 7,916,071, 6,367,340, 4,000,000 and 4,000,000, respectively. Following is a reconciliation of the numerator and denominator of the earnings (loss) per share (EPS) computations (in thousands except shares and per share amounts):

                                                                                Six months ended   Year ended
                                                   Years ended   December 31,     December 31,      June 30,
                                                       1999          1998             1997            1997
                                                   ------------  -------------  -----------------  -----------
Net earnings (loss) before extraordinary loss       $ (105,208)    $    3,973         $   (3,819)  $   (1,273)
Less preferred stock dividends                            (115)           (84)                 0            0
Less accretion of preferred stock discount                (143)           (87)                 0            0
                                                    ----------     ----------         ----------   ----------

Net earnings (loss) before extraordinary loss
  applicable to common shares                         (105,466)         3,802             (3,819)      (1,273)
Extraordinary loss                                           0         (2,098)                 0            0
                                                    ----------     ----------         ----------   ----------
Net earnings (loss) applicable to common shares     $ (105,466)    $    1,704         $   (3,819)  $   (1,273)
                                                    ==========     ==========         ==========   ==========
Basic:
  Weighted average common shares
     outstanding                                     7,916,071      6,130,117          4,000,000    4,000,000
                                                    ==========     ==========         ==========   ==========
  Basic earnings (loss) per share before
     extraordinary loss                             $   (13.32)    $     0.62         $    (0.95)  $    (0.32)
  Basic loss per share - extraordinary loss               0.00          (0.34)              0.00         0.00
                                                    ----------     ----------         ----------   ----------
  Basic earnings (loss) per share                   $   (13.32)    $     0.28         $    (0.95)  $    (0.32)
                                                    ==========     ==========         ==========   ==========

                     MASTER GRAPHICS, INC. AND SUBSIDIARY

Diluted:
  Weighted average common shares
     outstanding                                                   7,916,071    6,130,117      4,000,000    4,000,000
  Assumed exercise of warrants                                             0      237,223              0            0
                                                                  ----------   ----------     ----------   ----------
                                                                   7,916,071    6,367,340      4,000,000    4,000,000
                                                                  ==========   ==========     ==========   ==========
Diluted earnings (loss) per share before
  extraordinary loss                                              $   (13.32)  $     0.60     $    (0.95)  $    (0.32)
Diluted loss per share - extraordinary loss                             0.00        (0.33)          0.00         0.00
                                                                  ----------   ----------     ----------   ----------
Diluted earnings (loss) per share                                 $   (13.32)  $     0.27     $    (0.95)  $    (0.32)
                                                                  ==========   ==========     ==========   ==========

(17) Other Financial Information

     Accrued expenses (in thousands) consist of the following:

                                                                                     December 31,
                                                                                  1999           1998
                                                                               ----------     ----------
Accrued compensation                                                            $ 6,470       $    2,666
Accrued interest                                                                  2,346            1,181
Other accrued expenses                                                            6,923            1,693
                                                                                -------       ----------
                                                                                $15,739       $    5,540
                                                                                =======       ==========

     The allowance for doubtful accounts was $2,383,000 and $1,182,000, at December 31, 1999 and 1998, respectively.

     The Company is party to various legal proceedings generally incidental to its business and is subject to a variety of environmental and pollution control laws and regulations. As is the case with other companies in similar industries, the Company faces exposure from actual or potential claims and legal proceedings.

     Although the ultimate disposition of legal proceedings cannot be predicted with certainty, it is the opinion of the Company's management that the outcome of any claim which is pending or threatened, either individually or on a combined basis, will not have a materially adverse effect on the consolidated financial condition of the Company, but could materially affect consolidated results of operations in a given year.

(18) Wholly-owned Operating Subsidiary

     Master Graphics is a holding company with no operating assets or operations. Premier Graphics, its primary operating subsidiary, is the primary obligor for the Senior Notes. The Senior Notes are fully and unconditionally guaranteed on a joint and several basis by Master Graphics. Following is summarized financial information of Premier Graphics as of December 31, 1999 and 1998 and for the years then ended (in thousands).

                                                December 31,
                                            1999         1998
                                          -------     ---------
Balance sheet data:
  Current assets                          $ 71,817    $ 62,956
  Property, plant and equipment             79,918      74,943
  Goodwill, net                             25,318      63,771
  Due from Shareholder                      40,128      46,025
  Other non-current assets                   9,153       1,523
                                          --------    --------
    Total assets                          $226,334    $249,218
                                          ========    ========
  Current liabilities, including
   current installments of
   long-term debt of $187,355 and
   $924 in 1999 and 1998                  $222,676    $ 16,327
  Long-term debt, net                       22,250     127,624
  Other liabilities                          2,024       3,551
                                          --------    --------
     Total liabilities                     246,950     147,502
                                          --------    --------
  Shareholder's equity (deficit)           (20,616)    101,716
                                          --------    --------
        Total liabilities and
         shareholder's equity             $226,334    $249,218
                                          ========    ========

                     MASTER GRAPHICS, INC. AND SUBSIDIARY


                                  Year ended December 31,
                                     1999        1998
-------------------------------    --------    --------
Statement of operations data:
  Net revenue                      $ 261,545   $163,277
  Gross profit                        54,518     41,937
  Operating income                   (76,258)    14,864
  Interest expense                    20,126      9,677
  Income tax expense                       0        628
  Extraordinary (loss)                     0     (2,098)
  Net earnings (loss)                (98,149)     1,181

     The following unaudited pro forma financial information presents the results of operations of Premier Graphics and the businesses acquired in 1998 and 1999 as if the acquisitions and related financing, including the initial public offering of Master Graphics common stock and the Senior Notes offering had occurred as of January 1, 1998 and January 1, 1999, after giving effect to certain adjustments, including amortization of goodwill, adjusted depreciation expense and increased interest expense on debt related to the acquisitions. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had Premier and the acquired businesses constituted a single entity during such periods (in thousands).

                                              December 31,
                                           1999         1998
                                           ----         ----
Net revenue                             $ 274,979     $293,075
Operating income                          (76,412)      23,493
Depreciation and amortization              12,296       12,349
Net earnings (loss)                       (98,357)       3,949

     Management believes that there are specific items included in the acquirees' results of operations which are non-recurring and which, if removed from the pro forma results noted above, would increase earnings by $0.3 million and $2.7 million for the years ended December 31, 1999 and 1998, respectively.

(19) Going Concern

     During 1999, the Company experienced significant declines in sales, operating income and operating cash flows. The Company's projected cash flows for future years are not adequate to cover interest expense related to current debt levels. In addition, the Company is currently in violation of financial and other covenants related to the senior secured credit facility and the Senior Notes. As of April 10, 2000, the Company has been unable to obtain waivers for these covenant violations from its senior lender. As a result of the violations and inability to obtain waivers, the senior secured credit facility and the Senior Notes may be called and therefore have been classified as current in the December 31, 1999 balance sheet, as have the related deferred loan costs. Subsequent to the date of the financial statements, the Company received a notice of default from its senior lender. Among the lenders' rights and remedies as a result of this default are (1) the right to declare indebtedness due and payable at any time, (2) the right to foreclose on collateral, and (3) the right to charge interest at the default rate which is 2% greater than the otherwise applicable rate (lenders have availed themselves of this right). The lenders have also limited the making of revolver advances to a day-to-day discretionary basis. These conditions result in substantial doubt about the Company's ability to continue as a going concern. Management is currently exploring its options related to the refinance of these debt instruments. Several potential new lenders have been identified that have expressed interest in effecting the refinance; however, there is no definitive agreement in place.