Form 10-Q
period 2000-03-31
MASTER GRAPHICS INC
filed 2000-05-12
CIK 1059363

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

                                  (Mark One)


    (X)   Quarterly report pursuant to Section 13 or 15(d) of the Securities
    ------------------------------------------------------------------------
                              Exchange Act of 1934

                For the quarterly period ended March 31, 2000 or


   ( )   Transition report pursuant to Section 13 or 15(d) of the Securities
   -------------------------------------------------------------------------
                              Exchange Act of 1934

                 For the transition period from             to
                 ---------------------------------------------

                        Commission file number  0-24411
                        -------------------------------

                             MASTER GRAPHICS, INC.
                             ---------------------
             (Exact name of registrant as specified in its charter)


           Tennessee                                            62-1694322
-------------------------------------------------------------------------------
  (State or Other Jurisdiction                             (I. R. S. Employer
of Incorporation or Organization)                           Identification No.)


    70 Timber Creek, Suite 5, Cordova, TN                              38018
--------------------------------------------------------------------------------
 (Address of principal executive offices)                            (Zip Code)


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

                                Yes     X     No
                                ----------------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock, $0.001 Par Value, 7,923,026 shares outstanding as of May 12, 2000.
--------------------------------------------------------------------------------

INDEX

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements                                            Page

           Condensed Consolidated Balance Sheets, March 31, 2000 and
           December 31, 1999.                                                3

           Condensed Consolidated Statements of Operations for the Three
           Months Ended March 31, 2000 and 1999.                             4

           Condensed Consolidated Statements of Cash Flows for the Three
           Months Ended March 31, 2000 and 1999.                             5

           Notes to Condensed Consolidated
           Financial Statements.                                             6

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                            13


Item 3.    Quantitative and Qualitative Disclosures About Market Risk.      16

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings                                                17

Item 3.    Defaults Upon Senior Securities                                  17

Item 6.    Exhibits and Reports on Form 8-K.                                17

Signatures                                                                  18

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                      MASTER GRAPHICS, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In Thousands, Except Share Data)

                                                    March 31,    December 31,
                                                      2000           1999
                                                  -----------    ------------
               ASSETS                             (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                        $       0      $   1,341
  Trade accounts receivable, net                      47,762         52,334
  Inventories:
     Raw materials and supplies                        4,607          5,097
     Work-in-process                                   8,400         12,047
                                                   ---------      ---------
       Total inventories                              13,007         17,144
  Deferred loan costs, net                             5,989          6,317
  Other current assets                                 1,771          1,505
                                                   ---------      ---------

       Total current assets                           68,529         78,641

Property, plant and equipment, net                    78,129         80,130
Goodwill, net                                         24,981         25,318
Other                                                  3,177          3,350
                                                   ---------      ---------

       Total assets                                $ 174,816      $ 187,439
                                                   =========      =========

     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current installments of long-term debt           $ 179,198      $ 184,905
  Accounts payable                                    17,885         21,609
  Accrued expenses                                    20,384         15,739
  Put warrants                                         2,200          2,200
                                                   ---------      ---------

       Total current liabilities                     219,667        224,453

Long-term debt, net of current installments           22,296         22,658
Deferred income taxes                                  6,816          6,816
Other liabilities                                      1,014            973
Redeemable preferred stock                             1,611          1,580

Commitments and contingencies

SHAREHOLDERS' EQUITY:
  Common stock ($0.001 par value; 100,000,000
  shares authorized; 7,923,026 shares issued
  and outstanding at March 31, 2000 and
  December 31, 1999)                                       8              8
  Additional paid-in capital                          39,902         39,933
  Retained deficit                                  (116,498)      (108,982)
                                                   ----------     ---------

       Total shareholders' equity (deficit)          (76,588)       (69,041)
                                                   ---------      ---------

       Total liabilities and shareholders' equity  $ 174,816      $ 187,439
                                                   =========      =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                      MASTER GRAPHICS, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In Thousands, Except Per Share Data)
                                  (Unaudited)


                                                Three months ended March 31,
                                                        2000      1999
                                                     --------   -------
Net revenue                                          $ 72,195   $56,378
Cost of revenue                                        58,544    41,369
                                                     --------   -------

     Gross profit                                      13,651    15,009
Selling, general and administrative expenses           14,167    10,384
                                                     --------   -------

     Operating income (loss)                             (516)    4,625
Other income (expense):
     Interest expense                                  (7,331)   (4,674)
     Other, net                                           360       287
                                                     --------   -------

     Income (loss) before income taxes                 (7,487)      238
Income tax expense                                          0       178
                                                     --------   -------

     Net earnings (loss)                             $ (7,487)  $    60
                                                     ========   =======

     Net earnings (loss) per share - basic           $  (0.95)  $  0.00
                                                     ========   =======
     Net earnings (loss) per share - diluted         $  (0.95)  $  0.00
                                                     ========   =======
The accompanying notes are an integral part of these condensed consolidated financial statements.

                      MASTER GRAPHICS, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                  (Unaudited)

                                                                                               Three months ended March 31,
                                                                                                  2000             1999
                                                                                                  ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings (loss)                                                                            $(7,487)         $     60
 Adjustments to reconcile net earnings to net cash provided by operating activities:
  Impairment loss                                                                                   226                 0
  Depreciation and amortization                                                                   3,127             2,604
  Deferred income taxes                                                                               0              (389)
  Deferred compensation                                                                              12                12
 Changes in operating assets and liabilities, net of effect of business acquisitions
  Trade accounts receivable                                                                       4,572              (270)
  Inventories                                                                                     4,137            (2,389)
  Other assets                                                                                     (100)           (1,164)
  Accounts payable                                                                               (3,724)            3,154
  Accrued expenses                                                                                4,645              (602)
                                                                                                -------          --------

   Net cash provided by operating activities                                                      5,408             1,016
                                                                                                -------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Business acquisitions, net of cash acquired                                                       (226)          (31,562)
 Purchases of equipment                                                                            (286)           (1,662)

   Net cash used in investing activities                                                           (512)          (33,224)
                                                                                                -------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of long-term debt                                                             0            17,770
 Net borrowings (repayments) on lines of credit                                                  (4,977)            2,628
 Principal payments on long-term debt                                                            (1,260)           (1,669)
 Loan costs incurred                                                                                  0              (249)
 Issuance of common stock to finance acquisitions                                                     0               203
                                                                                                -------          --------

   Net cash provided by (used in) financing activities                                           (6,237)           18,683
                                                                                                -------          --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                             (1,341)          (13,525)
 CASH AND CASH EQUIVALENTS, beginning of period                                                   1,341            13,525
                                                                                                -------          --------
 CASH AND CASH EQUIVALENTS, end of period                                                       $     0          $      0
                                                                                                =======          ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                      MASTER GRAPHICS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                  (Unaudited)

(1) Basis of Presentation

The accompanying condensed consolidated financial statements of Master Graphics, Inc. and its subsidiary, Premier Graphics, Inc., (collectively "Company") are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 1999.

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

(2) Earnings Per Share

Basic earnings per share are calculated by dividing net earnings (loss) less preferred stock dividend and discount accretion by the weighted average number of common shares outstanding. For the three months ended March 31, 2000 and 1999, the basic weighted average shares outstanding were 7,923,026 and 7,894,818, respectively. Exercise of 497,776 and 277,776 shares of potential equity securities for the three months ended March 31, 2000 and 1999, respectively, has not been reflected in the computation of diluted earnings per share because their impact would have been antidilutive. For the three months ended March 31, 2000 and 1999, the diluted weighted average shares outstanding were 7,923,026 and 8,114,818, respectively.

                      MASTER GRAPHICS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                  (Unaudited)

                                                Income (loss)    Shares      Per-Share
     THREE MONTHS ENDED MARCH 31, 2000           (Numerator)  (Denominator)    Amount
     ---------------------------------          ------------- -------------  ----------

Net loss                                            $(7,487)
Less: Redeemable preferred stock dividends              (28)
Less: Redeemable preferred stock discount               (34)
                                                    -------

BASIC LOSS PER SHARE
Net loss available to common shareholders           $(7,549)     7,923,026      ($0.95)
                                                    =======      =========      =======

DILUTED LOSS PER SHARE
Net loss available to common shareholders           $(7,549)     7,923,026      ($0.95)
                                                    =======      =========      =======


                                                   Income        Shares      Per-Share
     THREE MONTHS ENDED MARCH 31, 1999          (Numerator)  (Denominator)    Amount
     ---------------------------------           ----------   ------------   ---------

Net earnings                                        $   60
Less: Redeemable preferred stock dividends              30
Less: Redeemable preferred stock discount               30
                                                    ------

BASIC EARNINGS PER SHARE
Net earnings available to common shareholders       $    0      7,894,818       $0.00
                                                                                =====

EFFECT OF DILUTIVE SECURITIES
Lender warrants                                                   220,000
                                                                ---------
DILUTED EARNINGS PER SHARE
Net earnings available to common shareholders
plus assumed conversions                            $    0      8,114,818       $0.00
                                                    ======      =========       =====

                 Dollars in thousands except per share amounts

                      MASTER GRAPHICS, INC. AND SUBSIDIARY
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 MARCH 31, 2000
                                  (Unaudited)

(3) Acquisitions

The following unaudited pro forma financial information presents the combined results of operations of the Company and the acquired businesses, as if the acquisitions had occurred at the beginning of the period presented. Effect has been given to certain adjustments, including amortization of goodwill, adjusted depreciation expense and increased interest expense on debt related to the acquisitions. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and the acquired businesses constituted a single entity during such period.


                                         Three months ended March 31,
                                                      1999
                                                      ----
Net revenue                                         $67,631
Net earnings                                           (357)
Basic earnings per share                            $ (0.05)
                                                    ========
Diluted earnings per share                          $ (0.05)
                                                    ========

                      MASTER GRAPHICS, INC. AND SUBSIDIARY
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 MARCH 31, 2000
                                  (Unaudited)

(4) Long-Term Debt

The following is a summary of the Company's long-term debt instruments (in thousands) as of:

                                        March 31,     December 31,
                                          2000            1999
                                        --------       --------
                                      (unaudited)
    Senior Notes                        $130,000       $130,000
    Credit Facilities:
        Term debt                         26,705         27,749
        Revolver                           9,850         14,826
        Overline Loan                     12,500         12,500
    Sellers' notes                        15,641         15,627
    Other                                 10,594         10,825
                                        --------       --------
                                         205,290        211,527
    Less unamortized debt discount         3,796          3,964
                                        --------       --------
                                         201,494        207,563
    Less current maturities              179,198        184,905
                                        --------       --------
                                        $ 22,296       $ 22,658
                                        ========       ========

In March 1999, the Company completed a restructuring of its senior secured credit facility. Pursuant to the amended agreement, the facility consists of two term loans ("Term Loan A" and "Term Loan B") each of $30 million and a revolving credit facility ("Revolver") of $20 million. Term Loan A bears interest, payable monthly, at a floating rate equal to LIBOR plus 3.5% (9.3763% at March 31, 2000), and Term Loan B bears interest, payable monthly, at a floating rate equal to LIBOR plus 4.0% (9.873% at March 31, 2000). Term Loan A matures in March 2004, and is payable in quarterly installments. Term Loan B matures in March 2005, and is payable in quarterly installments and a final balloon payment at maturity. The annual amortization of the $26.7 million outstanding as of March 31, 2000 will approximate $4.2 million for each of the next five years. The Revolver, which contains certain borrowing base limitations, bears interest at the "Base Rate" or the prime rate for corporate loans from U.S. financial institutions as published by The Wall Street Journal from time to time plus 0.5% (9.5% at March 31, 2000) and is repayable in full in March 2005. The security for the facility includes a lien on all of the assets of Premier Graphics, as well as a pledge by Master Graphics on all of the issued and outstanding stock of Premier Graphics. The facility includes a prepayment penalty of 1% of the amount prepaid and requires a minimum level of prepayment to Term Loan A and Term Loan B based on 50% of annual excess cash flows as defined. In November 1999, we completed an amendment to our secured credit facility that terminated the remaining Term Loan availability.

In December 1999, the Company completed an amendment to the Revolver to provide for an overline amount of $12.5 million ("Overline Loan"). This Overline Loan bears interest at a floating rate equal to Base Rate plus 3.5% (12.00% at March 31, 2000), payable monthly.

On March 17, 2000, the senior secured lender exercised its rights under the put feature of its warrants to sell to the Company 220,000 shares of common stock for $2.2 million. This transaction was financed by a demand promissory note on April 3, 2000. This note bears interest at 19%.

On April 3, 2000, the Company received a notice of default from its senior lenders. Among the lenders' rights and remedies as a result of these defaults are (1) the right to declare indebtedness due and payable at any time, (2) the right to foreclose on collateral, and (3) the right to charge interest at the default rate which is 2% greater than the otherwise applicable rate (which the lenders chose to do commencing on April 3, 2000). The lenders have also limited the making of revolver advances to a day-to-day discretionary basis. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company has engaged professionals to assist in the restructuring of these debt instruments.

On April 19, 2000, following the filing of Form 10-Q/A restating the condensed consolidated financial statements as of and for the three months ended March 31, 1999, the Company was notified by its senior lenders that the senior lenders would charge interest at the default rate from May 15, 1999 forward. The accompanying condensed consolidated financial statements include an accrual for this additional interest expense. The Company was also notified the revolving credit facility would be reduced from $20 million to $15 million.

Under its senior secured credit facility, Premier Graphics is required to maintain certain financial ratios, including tests related to net worth, EBITDA, interest coverage, fixed charge coverage and leverage ratios. Premier Graphics is also subject to affirmative and negative covenants which, among other things, limit capital expenditures and the payment of dividends. As of March 31, 2000 and December 31, 1999, Premier Graphics was in violation of its covenants under the senior secured credit facility and has been unable to date to obtain waivers for those violations. Due to cross-default provisions, the Company is also in default of the Senior Notes. Independent events of default also exist under the indenture. See note 6 to the condensed consolidated financial statements.

                      MASTER GRAPHICS, INC. AND SUBSIDIARY
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 MARCH 31, 2000
                                  (Unaudited)

(5) Wholly-owned Operating Subsidiary

Master Graphics is a holding company with no operating assets or operations. Premier Graphics, its primary operating subsidiary, is the primary obligor for the Senior Notes and the credit facility with General Electric Capital Corporation, as agent. The Senior Notes are fully and unconditionally guaranteed by Master Graphics. Following is summarized combined financial information of Premier Graphics as of March 31, 2000 and December 31, 1999 and for the three months ended March 31, 2000 and 1999 (in thousands).

                                                   March 31, 2000      December 31, 1999
                                                   --------------      -----------------
Balance sheet data:
   Current assets                                      $ 70,528             $ 78,134
   Property, plant and equipment                         77,919               79,918
   Goodwill, net                                         24,981               25,318
   Due from Shareholder                                  79,815               80,245
   Other non-current assets                               2,556                2,835
                                                       --------             --------

   Total assets                                        $255,799             $266,450
                                                       ========             ========


   Current liabilities, including current
   installments of long-term debt of
   $177,683 and $183,392 in 2000 and 1999              $213,983             $218,711
   Long-term debt, net                                    8,156                8,529
   Other liabilities                                      2,024                2,024
                                                       --------             --------
   Total liabilities                                    224,163              229,264
   Stockholders' equity                                  31,636               37,186
                                                       --------             --------
   Total liabilities and stockholders'
   equity                                              $255,799             $266,450
                                                       ========             ========


                                                 Three months ended   Three months ended
                                                   March 31, 2000       March 31, 1999
                                                 ------------------   ------------------
   Statement of operations data:
   Net revenues                                        $ 72,195             $ 56,378
   Gross profit                                          13,651               15,009
   Operating income                                         781                5,081
   Interest expense                                       6,710                4,196
   Income tax expense                                         0                  178
   Net earnings (loss)                                   (5,557)                 994

The following unaudited pro forma financial information presents the combined results of operations of Premier Graphics and the businesses acquired in 1999 as if the acquisitions and related financings, including the initial public offering of Master Graphics common stock and the Senior Notes offering had occurred as of January 1, 1999 after giving effects to certain adjustments, including amortization of goodwill, adjusted depreciation expense and increased interest expense on debt related to the acquisitions. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had Premier Graphics and the acquired businesses constituted a single entity during such period (in thousands).

                                                  Three months ended
                                                       March 31,
                                                         1999
                                                         ----
   Net revenue                                         $67,631
   Operating income                                      4,918
   Depreciation and amortization                         2,667
   Net earnings                                            535

(6) Going Concern

During 1999, the Company experienced significant declines in sales, operating income and operating cash flows. The Company's projected cash flows for future years are not adequate to cover interest expense related to current debt levels. In addition, the Company is currently in violation of financial and other covenants related to the senior secured credit facility and the Senior Notes. As of May 12, 2000, the Company has been unable to obtain waivers for these covenant violations. As a result of the violations and inability to obtain waivers, the maturity date of the senior secured credit facility and the Senior Notes may be accelerated and therefore have been classified as current in the March 31, 2000 and December 31, 1999 balance sheets, as have the related deferred loan costs.

On April 3, 2000, the Company received a notice of default from its senior lenders. Among the lenders' rights and remedies as a result of these defaults are (1) the right to declare indebtedness due and payable at any time, (2) the right to foreclose on collateral, and (3) the right to charge interest at the default rate which is 2% greater than the otherwise applicable rate (which the lenders chose to do commencing on April 3, 2000). The lenders have also limited the making of revolver advances to a day-to-day discretionary basis. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company has engaged professionals to assist in the restructuring of these debt instruments.

On April 19, 2000, following the filing of Form 10-Q/A restating the condensed consolidated financial statements as of and for the three months ended March 31, 1999, the Company was notified by its senior lenders that the senior lenders would charge interest at the default rate from May 15, 1999 forward. The accompanying condensed consolidated financial statements include an accrual for this additional interest expense. The Company was also notified the revolving credit facility would be reduced from $20 million to $15 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CERTAIN MATTERS DISCUSSED IN THIS PRESS RELEASE MAY CONSTITUTE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF FEDERAL SECURITIES LAWS. ACTUAL RESULTS AND THE TIMING OF CERTAIN EVENTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN, OR CONTEMPLATED BY, THE FORWARD-LOOKING STATEMENTS. OUR YEAR 2000 OPERATING PLAN MAY NOT ACHIEVE ITS DESIRED RESULTS DUE TO A NUMBER OF FACTORS THAT ARE BEYOND OUR CONTROL, INCLUDING COMPETITIVE FACTORS, THE PERFORMANCE OF THE PRINTING INDUSTRY GENERALLY AND OUR DIVISIONS SPECIFICALLY, AND THE ABILITY OF OUR DIVISIONS TO ADAPT TO THE CHANGES CONTAINED IN THE FISCAL YEAR 2000 PLAN. FOR FURTHER INFORMATION ON FACTORS WHICH COULD IMPACT THE COMPANY AND THE STATEMENTS CONTAINED HEREIN, REFERENCE IS MADE TO THE FILINGS OF MASTER GRAPHICS, INC., WITH THE SECURITIES AND EXCHANGE COMMISSION.

MATERIAL CHANGES IN FINANCIAL CONDITION

As disclosed in notes 4 and 6 to the condensed consolidated financial statements, as of March 31, 2000 and December 31, 1999, we were in violation of certain covenants under our senior secured credit facility and the indenture under which we issued our Senior Notes. As a result, we reclassified the related debt to current liabilities as of December 31, 1999. From December 31, 1999 to March 31, 2000, our working capital position declined by approximately $5.3 million.

CONSOLIDATED RESULTS OF OPERATIONS

The following table sets forth certain unaudited consolidated financial data for the periods indicated (dollars in millions) and such results as a percentage of revenue.

                                        Three months ended March 31,
                                            2000              1999
                                            ----              ----
Revenue                                 $72.2   100.0%    $56.4  100.0%
Gross profit                             13.7    19.0      15.0   26.6
Selling, general and administrative
 expenses                                14.2    19.7      10.4   18.4
Operating income (loss)                  (0.5)   (0.7)      4.6    8.2
Interest and other expense                7.0     9.7       4.4    7.8
Net earnings (loss)                     $(7.5)  (10.4)%   $ 0.1    0.2%

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

Revenue. Revenue increased approximately 28% from 56.4 million for the three months ended March 31, 1999 to $72.2 million for the three months ended March 31, 2000. This growth was primarily due to our five acquisitions during 1999. On a same store basis, revenue increased approximately 7% for the three months ended March 31, 2000 compared to the three months ended March 31, 1999. This growth in same store revenue was primarily the result of a large project for a major customer of our Atlanta, Georgia division.

Gross Profit. Gross profit decreased from $15.0 million for the three months ended March 31, 1999 to $13.7 million for the three months ended March 31, 2000. As a percentage of sales, gross profit decreased from 26.6% for the three months ended March 31, 1999 to 19.0% for the three months ended March 31, 2000. A key component of our gross profit calculation is an interim line item we call "value added," which we define as sales less the direct cost of sales (i.e., paper, ink and outside services). Other manufacturing costs such as labor, utilities, supplies, and repairs are deducted from value added to arrive at gross profit. Value added for the three months ended March 31, 1999 was approximately 62% of sales compared to 57% of sales for the three months ended March 31, 2000. The decrease in value added is primarily the result of a carry-over of less profitable projects from our Master Central organization. Although we discontinued our Master Central organization in early January 2000, there were still several projects in process during the first quarter of 2000 that negatively affected value added. The decrease in value added is the primary cause of our decrease in gross profit and gross profit as a percentage of sales.

In addition to the decrease in value added described above, expenses related to our fourteen new Heidelberg printing presses also negatively impacted our gross profit for the three months ended March 31, 2000 compared to the same period from 1999. The additional lease costs associated with the new Heidelberg presses of approximately $1.6 million for the three months ended March 31, 2000 were expenses we did not have during the three months ended March 31, 1999.

Selling, general and administrative expenses. Selling, general and administrative expenses increased from $10.4 million for three months ended March 31, 1999 to $14.2 million for the three months ended March 31, 2000. This growth was primarily due to our five acquisitions during 1999.

Interest and other expense. Interest and other expense increased from $4.4 million for the three months ended March 31, 1999 to $7.0 million for the three months ended March 31, 2000. A significant portion of the purchase price of our acquisitions was financed with debt and, accordingly, interest cost has increased.

On April 19, 2000 the senior secured lending group notified the Company that based upon the Company's restatement of its first quarter 1999 financial statements, the senior lending group was instituting a default interest rate retroactive to May 15, 1999. The retroactive interest from May 15, 1999 through March 31, 2000 is approximately $0.9 million and has been accrued in first quarter 2000 results.

LIQUIDITY AND CAPITAL RESOURCES

Our primary cash requirements have been for debt service, capital expenditures, acquisitions and working capital. Historically, we have financed our operations and equipment purchases with cash flow from operations, capital leases and secured loans through commercial banks or other institutional lenders, credit lines from commercial banks and our Senior Notes. We have financed our acquisitions primarily with funds under credit facilities as well as subordinated notes payable to a number of former owners of the acquired companies. At March 31, 2000, we had a working capital deficit of $151.1 million, a decrease in working capital of $5.3 million from December 31, 1999. Due to violations of certain financial and non-financial debt covenants, which give our lenders the right to accelerate repayment of their loans, we have reclassified the related debt to current liabilities in the consolidated balance sheet. See note 4 to the condensed consolidated financial statements. Also see note 6 to the condensed consolidated financial statements for a discussion of uncertainties, and our ability to continue as a going concern.

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

As part of the respective purchase agreements, we agreed to pay the former owners of 11 of the acquired companies additional purchase price consideration if those companies surpass certain EBITDA-based targets, which generally exceed the pre-acquisition performance levels of those companies. Reaching these targets will result in additional cash inflow to us arising from the incremental EBITDA above the targets and additional cash outflow from the consideration required to be paid. The periods for which the targets will be measured vary for each of the companies, and the measurement periods range from one year to five years of operations. For some of the companies, additional consideration will be payable by us annually for each year in which the EBITDA- based target is surpassed, and for other companies, only a single lump sum payment will be made by us if the performance of the company exceeds the target. The maximum additional purchase price consideration payable to the former owners of 10 of the companies is limited to a specified amount. The amount of additional consideration payable to the former owners of the other company is not limited once the EBITDA-based target is surpassed. We paid former owners $7.7 million of additional purchase price consideration in 1999. We do not anticipate paying former owners additional purchase price consideration in 2000. Assuming the former owners become entitled to receive the maximum amount of additional purchase price consideration at the earliest possible time, we would pay the former owners $3.0 million in 2000, $16.3 million in 2001, $8.5 million in 2002, $15.5 million in 2003 and $0.5 million in 2004. Approximately $7.5 million of the $15.5 million payable in 2003 would be payable in shares of our common stock. Otherwise, any additional purchase price consideration is payable in cash. These payments are typically recorded as adjustments to goodwill. However, pending management's ongoing evaluation of asset impairment, these payments may be recorded as a direct charge to earnings. Based on the Company's current performance trend, it does not expect a significant portion of these amounts to be earned.

Under our senior credit facility, we are required to maintain certain financial ratios, including tests related to net worth, EBITDA, interest coverage, fixed charge coverage and leverage ratios. We are also subject to affirmative and negative covenants which, among other things, limit capital expenditures and the payment of dividends. Largely as a result of our poor 1999 operating performance, as of March 31, 2000, we were in violation of certain of the financial and other covenants related to our secured credit facility. These violations are events of default under the terms of the facility, and because of cross-default provisions create an event of default under the senior notes indenture. Independent events of default also exist under the indenture. An event of default under both our secured credit facility and the senior notes indenture gives our lenders the right to accelerate payment of the underlying debt. As of May 12, 2000, we had not obtained waivers of any events of default. Our secured lenders may have the discretion to stop future advances under our revolving line of credit. If the secured lenders refuse to advance additional working capital funds or accelerate the repayment of existing outstanding borrowings, such an event would have a material adverse effect on our ability to operate our business. We expect our operations to improve from fourth quarter 1999 levels as a result of our year 2000 operating plan. Holders of our senior notes also have the right to accelerate payment of the notes due to independent events of default as well as the cross-default provisions set forth in the senior note indenture. We are aggreressively pursuing all available alternatives to restructure our balance sheet. See note 6 for a discussion of uncertainties, and our ability to continue as a going concern.

We believe the baseline level of EBITDA generated by our divisions has been eroded due to market pressures and the overall difficulties our division management teams have had in adapting to a general corporate environment. We recognize that the transition from an entrepreneurial based, acquisition oriented corporate strategy into an operations oriented cohesive unit strategy will be evolutionary and will involve further transitions at some divisions. We believe that this new baseline level of EBITDA is adequate to support our ongoing working capital requirements, a level of capital expenditures for machinery and equipment (currently anticipated at $3 million annually) and a level of other long-term debt service. We do not believe our new baseline EBITDA is capable of supporting our current level of debt service, which includes amounts required to finance the premiums paid for our acquisitions. We have engaged professionals to assist in the refinancing of these debt instruments.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk at March 31, 2000 is generally limited to interest rate risk related to indebtedness under our senior secured credit facility, which bears interest based on the Base Rate plus 0.5% for the Revolver and LIBOR plus margin bases ranging from 3.5% for the Term Loan A traunche to 4.0% for the Term Loan B traunche. We do not currently deal in any derivative instruments nor are we exposed to any currency translation fluctuations. We do not have any commodity derivative instruments because we generally pass any paper price fluctuations through to our customers using product pricing.

As disclosed in note 4 to the condensed consolidated financial statements, as of March 31, 2000 and December 31, 1999, we were in violation of certain covenants under our secured credit facility. At April 3, 2000, we were notified by our lenders that those violations are events of default. Among the lenders' rights and remedies as a result of these events of default are (1) the right to declare indebtedness due and payable at any time, (2) the right to foreclose on collateral, and (3) the right to charge interest at the default rate which is 2% greater than the otherwise applicable rate (which the lenders chose to do commencing on April 3, 2000). The lenders have also limited the making of Revolver advances to a day-to-day discretionary basis.

On April 19, 2000, following the filing of Form 10-Q/A restating the condensed consolidated financial statements for the first quarter of 1999, we were notified by our senior lenders that the senior lenders would charge interest at the default rate from May 15, 1999 forward. The accompanying condensed consolidated financial statements include an accrual for this additional interest expense. We were also notified the revolving credit facility would be reduced from $20 million to $15 million.

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

In addition, on February 15, 2000, Margaret Webb McQuiddy, individually and as executrix of the Estate of David L. McQuiddy, Jr., filed a complaint against Master Graphics in the Chancery Court for Davidson County, at Nashville, Tennessee. The complaint alleges that Master Graphics owes the Estate of David
L. McQuiddy, Jr. $1,502,948 plus interest relating to a demand promissory note issued to Mr. McQuiddy by Master Graphics in connection with the acquisition of our McQuiddy Printing Division. Master Graphics has filed an answer to McQuiddy's complaint.

Item 3 - Defaults Upon Senior Securities

The information called for by this item is incorporated by this reference to the information set forth in Part I of this Form 10-Q in the fourth paragraph under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and in the second and third paragraphs under the heading "Quantitative and Qualitative Disclosures About Market Risks."

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

                                      MASTER GRAPHICS, INC.

                                      By: /s/ P. Melvin Henson, Jr.
                                      -----------------------------
                                      P. Melvin Henson, Jr.
                                      Chief Financial Officer

                                      Date:  May 12, 2000

                                      By: /s/ J. Denton Pearson, Jr.
                                      ------------------------------
                                      J. Denton Pearson, Jr.
                                      Corporate Controller

                                      Date: May 12, 2000