Form 10-Q
period 2000-06-30
MASTER GRAPHICS INC
filed 2000-08-14
CIK 1059363

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

                  For the quarterly period ended June 30, 2000


   ( )   Transition report pursuant to Section 13 or 15(d) of the Securities
   -------------------------------------------------------------------------
                              Exchange Act of 1934


                 For the transition period from             to
                 ---------------------------------------------

                        Commission file number  0-24411
                        -------------------------------

                             MASTER GRAPHICS, INC.
                             ---------------------
             (Exact name of registrant as specified in its charter)


         Tennessee                                          62-1694322
         -------------------------------------------------------------
  (State or Other Jurisdiction                             (I. R. S. Employer
of Incorporation or Organization)                           Identification No.)


    70 Timber Creek, Suite 5, Cordova, TN                             38018
    -----------------------------------------------------------------------
 (Address of principal executive offices)                            (Zip Code)


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

Common Stock, $0.001 Par Value per share, 7,923,026 shares outstanding as of
----------------------------------------------------------------------------
August 14, 2000.
-----------------

INDEX

PART I.  FINANCIAL INFORMATION
                                                                          Page
Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets, June 30, 2000 and
         December 31, 1999................................................  3

         Condensed Consolidated Statements of Operations for the Three
         Months Ended June 30, 2000 and 1999..............................  4

         Condensed Consolidated Statements of Operations for the Six
         Months Ended June 30, 2000 and 1999.............................   5

         Condensed Consolidated Statements of Cash Flows for the Six
         Months Ended June 30, 2000 and 1999.............................   6

         Notes to Condensed Consolidated
         Financial Statements............................................   7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations...........................................  15

Item 3.  Quantitative and Qualitative Disclosures About Market Risk......  20

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...............................................  20

Item 3.  Defaults Upon Senior Securities.................................  20

Item 4.  Submission of Matters to a Vote of Security Holders.............  20

Item 6.  Exhibits and Reports on Form 8-K................................  21

Signatures...............................................................  22

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements
                      MASTER GRAPHICS, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In Thousands, Except Share Data)
                                  (Unaudited)


                                                     June 30,    December 31,
                                                       2000           1999
                                                     ---------   ------------
             ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                           $     581      $   1,341
 Trade accounts receivable, net                         42,446         52,334
 Inventories:
    Raw materials and supplies                           4,477          5,097
    Work-in-process                                      8,323         12,047
                                                     ---------      ---------
      Total inventories                                 12,800         17,144
 Deferred loan costs, net                                5,744          6,317
 Other current assets                                    4,423          1,505
                                                     ---------      ---------
      Total current assets                              65,994         78,641

Property, plant and equipment, net                      69,805         80,130
Goodwill, net                                                0         25,318
Other                                                    3,054          3,350
                                                     ---------      ---------
      Total assets                                   $ 138,853      $ 187,439
                                                     =========      =========

  LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
 Current installments of long-term debt              $ 184,426      $ 184,905
 Accounts payable                                       16,137         21,609
 Accrued expenses                                       24,998         15,739
 Put warrants                                                0          2,200
                                                     ---------      ---------
      Total current liabilities                        225,561        224,453

Long-term debt, net of current installments             22,557         22,658
Deferred income taxes                                    6,810          6,816
Other liabilities                                        3,193            973
Redeemable preferred stock                               1,644          1,580

Commitments and contingencies

SHAREHOLDERS' EQUITY (DEFICIT):
 Common stock ($0.001 par value; 100,000,000
 shares authorized; 7,923,026 shares issued
 and outstanding at June 30, 2000 and
 December 31, 1999)                                          8              8
 Additional paid-in capital                             39,869         39,933
 Accumulated deficit                                  (160,789)      (108,982)
                                                     ---------      ---------
      Total shareholders' equity (deficit)            (120,912)       (69,041)
                                                     ---------      ---------
      Total liabilities and shareholders'
        equity (deficit)                             $ 138,853      $ 187,439
                                                     =========      =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                      MASTER GRAPHICS, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In Thousands, Except Per Share Data)
                                  (Unaudited)


                                                         Three months ended June 30,
                                                         ---------------------------
                                                            2000          1999
                                                         ---------      --------
Net Revenue                                              $  65,209      $ 65,277
Cost of Revenue                                             54,105        50,790
                                                         ---------      --------
 Gross Profit                                               11,104        14,487
Selling, general and administrative expenses                14,870        13,115
Impairment loss                                             31,276            0
                                                         ---------      --------
 Operating Income (Loss)                                   (35,042)        1,372
Other income (expense):
 Interest expense                                           (6,796)       (5,353)
 Other, net                                                    326          (172)
                                                         ---------      --------
    Loss before reorganization costs and income taxes      (41,512)       (4,153)
Reorganization costs                                         2,751             0
                                                         ---------      --------
    Loss before income taxes                               (44,263)       (4,153)
Income tax benefit                                               0        (1,527)
                                                         ---------      --------
    Net loss                                              ($44,263)      ($2,626)
                                                         =========      ========

    Net loss per share - basic                              ($5.59)       ($0.34)
                                                         =========      ========

    Net loss per share - diluted                            ($5.59)       ($0.34)
                                                         =========      ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                      MASTER GRAPHICS, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In Thousands, Except Per Share Data)
                                  (Unaudited)


                                                        Six months ended June 30,
                                                        -------------------------
                                                            2000         1999
                                                         ---------     --------
Net Revenue                                              $ 137,404     $121,655
Cost of Revenue                                            112,649       92,159
                                                         ---------     --------
 Gross Profit                                               24,755       29,496
Selling, general and administrative expenses                28,811       23,499
Impairment loss                                             31,502            0
                                                         ---------     --------
 Operating Income (Loss)                                   (35,558)       5,997
Other income (expense):
 Interest expense                                          (14,127)     (10,027)
 Other, net                                                    686          114
                                                         ---------     --------
    Loss before reorganization costs and income taxes      (48,999)      (3,916)
Reorganization costs                                         2,751            0
                                                         ---------     --------
    Loss before income taxes                               (51,750)      (3,916)
Income tax benefit                                               0       (1,349)
                                                         ---------     --------
    Net loss                                              ($51,750)     ($2,567)
                                                         =========     ========

    Net loss per share - basic                              ($6.55)      ($0.34)
                                                         =========     ========

    Net loss per share - diluted                            ($6.55)      ($0.34)
                                                         =========     ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                      MASTER GRAPHICS, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                  (Unaudited)

                                                                Six months ended June 30,
                                                                -------------------------
                                                                   2000          1999
                                                                ---------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                        ($51,750)      ($2,567)
 Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
    Impairment loss                                                31,502             0
    Depreciation and amortization                                   6,246         5,674
    Deferred compensation                                              24             0
    Deferred taxes                                                      0          (643)
    Loss on disposal of equipment                                       0           402
    Changes in operating assets and liabilities, net of
     effect of business acquisitions:
      Trade accounts receivable                                     9,888           459
      Inventories                                                   4,344        (1,265)
      Other assets                                                 (2,709)       (1,019)
      Accounts payable                                             (5,472)       (1,914)
      Accrued expenses                                             11,479          (417)
                                                                ---------      --------
         Net cash provided by (used in) operating activities        3,552        (1,290)
                                                                ---------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Business acquisitions, net of cash acquired                         (225)      (58,096)
 Purchases of equipment                                              (864)       (4,108)
                                                                ---------      --------
         Net cash used in investing activities                     (1,089)      (62,204)
                                                                ---------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net borrowings on lines of credit                                   (459)        9,475
 Proceeds from issuance of long-term debt                               0        43,159
 Issuance of common stock to finance acquisitions                       0           233
 Principal payments on long-term debt                              (2,657)       (2,595)
 Loan costs incurred                                                 (107)         (303)
                                                                ---------      --------
         Net cash provided by (used in) financing activities       (3,223)       49,969
                                                                ---------      --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                            (760)      (13,525)
CASH AND CASH EQUIVALENTS, beginning of period                      1,341        13,525
                                                                ---------      --------
CASH AND CASH EQUIVALENTS, end of period                        $     581      $      0
                                                                =========      ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                      MASTER GRAPHICS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2000
                                  (Unaudited)

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

In the opinion of the Company, the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal, recurring adjustments, except for the write off of goodwill and property, plant and equipment explained in note 5) necessary to present fairly the financial position, results of operations, and cash flows of the Company as of the dates and for the periods presented.

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

(2) Earnings Per Share

Basic earnings per share are calculated by dividing net earnings less preferred stock dividend and discount accretion by the weighted average number of common shares outstanding. For the three months and six months ended June 30, 2000 and 1999, conversion of the preferred stock is not assumed in the diluted earnings per share calculation, as the effect is anti-dilutive on an incremental basis. For the three months and six months ended June 30, 2000 and 1999, exercise of employee stock options, the deferred compensation plan, seller warrants and lender warrants are not assumed because their effect would be anti-dilutive using the treasury stock method (in thousands, except share data).

                      MASTER GRAPHICS, INC. AND SUBSIDIARY
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 June 30, 2000
                                  (Unaudited)

                                                             Loss         Shares      Per-Share
THREE MONTHS ENDED JUNE 30, 2000                          (Numerator)  (Denominator)    Amount
--------------------------------                          -----------  -------------  ----------
Net loss                                                    ($44,263)
Less: Redeemable preferred stock dividends                       (29)
Less: Redeemable preferred stock discount amortization           (33)
                                                            --------
BASIC LOSS PER SHARE
Loss available to common shareholders                       ($44,325)     7,923,026      ($5.59)
                                                            ========   ============   =========

DILUTED LOSS PER SHARE
Loss available to common shareholders                       ($44,325)     7,923,026      ($5.59)
                                                            ========   ============   =========

THREE MONTHS ENDED JUNE 30, 1999
--------------------------------
Net loss                                                     ($2,626)
Less: Redeemable preferred stock dividends                       (28)
Less: Redeemable preferred stock discount amortization           (30)
                                                            --------
BASIC LOSS PER SHARE
Loss available to common shareholders                        ($2,684)     7,923,026      ($0.34)
                                                            ========   ============   =========

DILUTED LOSS PER SHARE
Loss available to common shareholders                        ($2,684)     7,923,026      ($0.34)
                                                            ========   ============   =========

SIX MONTHS ENDED JUNE 30, 2000
------------------------------
Net loss                                                    ($51,750)
Less: Redeemable preferred stock dividends                       (57)
Less: Redeemable preferred stock discount amortization           (64)
                                                            --------
BASIC LOSS PER SHARE
Loss available to common shareholders                       ($51,871)     7,923,026      ($6.55)
                                                            ========   ============   =========

DILUTED EARNINGS PER SHARE
Loss available to common shareholders                       ($51,871)     7,923,026      ($6.55)
                                                            ========   ============   =========


SIX MONTHS ENDED JUNE 30, 1999
------------------------------
Net loss                                                     ($2,567)
Less: Redeemable preferred stock dividends                       (58)
Less: Redeemable preferred stock discount amortization           (60)
                                                            --------
BASIC LOSS PER SHARE
Loss available to common shareholders                        ($2,685)     7,909,000      ($0.34)
                                                            ========   ============   =========

DILUTED LOSS PER SHARE
Loss available to common shareholders                        ($2,685)     7,909,000      ($0.34)
                                                            ========   ============   =========


                      MASTER GRAPHICS, INC. AND SUBSIDIARY
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 June 30, 2000
                                  (Unaudited)

(3) Acquisitions

The following unaudited pro forma financial information presents the combined results of operations of the Company and the acquired businesses, as if the acquisitions had occurred at the beginning of the period presented. Effect has been given to certain adjustments, including amortization of goodwill, adjusted depreciation expense and increased interest expense on debt related to the acquisitions. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and the acquired businesses constituted a single entity during such period (in thousands).

                                           Six months ended June 30,
                                                     1999
                                           ------------------------
Net revenue                                        $135,088
Net loss                                            ($3,187)
                                                   ========
Basic loss per share                                 ($0.42)
                                                   ========
Diluted loss per share                               ($0.42)
                                                   ========

                      MASTER GRAPHICS, INC. AND SUBSIDIARY
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 June 30, 2000
                                  (Unaudited)

(4) Long-Term Debt

On March 17, 2000, the senior secured lender exercised its rights under a put feature of its warrants to sell to the Company 220,000 shares of common stock for $2.2 million. This transaction was financed by a demand promissory note on April 3, 2000. This note bears interest at 19%.

On April 3, 2000, the Company received a notice of default from its senior lenders. Among the lenders' rights and remedies as a result of these defaults are (1) the right to declare indebtedness due and payable at any time, (2) the right to foreclose on collateral, and (3) the right to charge interest at the default rate which is 200 basis points (2%) greater than the otherwise applicable rate (which the lenders chose to do commencing on April 3, 2000).

On April 19, 2000, the Company was notified by its senior lenders that the senior lenders would charge interest at the default rate from May 15, 1999 forward. This retroactive application was accrued into the Company's first quarter 2000 financial results. The Company was also notified the revolving credit facility would be reduced from $20 million to $15 million.

Under its senior secured credit facility, Premier Graphics is required to maintain certain financial ratios, including tests related to net worth, EBITDA, interest coverage, fixed charge coverage and leverage ratios. Premier Graphics is also subject to affirmative and negative covenants, which, among other things, limit capital expenditures and the payment of dividends. As of June 30, 2000 and December 31, 1999, Premier Graphics was in violation of its covenants under the senior secured credit facility and to date has been unable to obtain waivers for those violations. Due to cross-default provisions, Premier Graphics was also in default of the Senior Notes. Independent events of default also existed under the indenture, including the failure to make the semi-annual interest payment due June 1, 2000.

Premier is also the guarantor of a note with a remaining principal balance of approximately $1.25 million. The note's maker and primary obligor is the former owner of Premier's B&M Division, and the note is secured by a mortgage on the building that houses the B&M operations and by the pledge of lease payments made by Premier for the use of the building.

On July 7, 2000, Master Graphics and its wholly-owned subsidiary, Premier Graphics, filed voluntary petitions with the United States Bankruptcy Court for the District of Delaware for reorganization under Chapter 11 of Title 11 of the United States Bankruptcy Code. See note 7 and note 8 to the condensed consolidated financial statements.

(5) Impairment of Long-Lived Assets

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

During the second quarter, the Company recorded a charge of $24.7 million related to the impairment of goodwill and $6.6 million related to the impairment of property, plant and equipment. Master Graphics experienced continuing deterioration in results of operations leading to the filing of voluntary petitions with the United States Bankruptcy Court for the District of Delaware for reorganization under Chapter 11 of Title 11 of the United States Bankruptcy Code (see note 8). Management determined it was necessary to perform an analysis of the recoverability of all long-lived assets of Master Graphics as described in Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." and Accounting Principles Board Opinion No. 17 "Intangible Assets". Management concluded from these evaluations that significant impairment of goodwill and property, plant and equipment had occurred. An impairment charge was required at several of the divisions because the projected cash flows were less than the carrying value of the assets.

                      MASTER GRAPHICS, INC. AND SUBSIDIARY
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 June 30, 2000
                                  (Unaudited)

(6) Wholly-owned Operating Subsidiary

Master Graphics is a holding company with no operating assets or operations. Premier Graphics, its primary operating subsidiary, is the primary obligor for the Senior Notes and the credit facility with General Electric Capital Corporation, as agent. The Senior Notes and the credit facility are fully and unconditionally guaranteed by Master Graphics. Following is summarized combined financial information of Premier Graphics as of June 30, 2000 and December 31, 1999 and for the three and six months ended June 30, 2000 and 1999 (in thousands).

                                               June 30, 2000      December 31, 1999
                                            -------------------  -------------------
Balance sheet data:
  Current assets                                     $  72,240             $ 78,134
  Property, plant and equipment                         69,614               79,918
  Goodwill, net                                              0               25,318
  Due from Shareholder                                  79,373               80,245
  Other non-current assets                               2,462                2,835
                                                     ---------             --------
  Total assets                                       $ 223,689             $266,450
                                                     =========             ========

  Current liabilities, including current
  installments of long-term debt of
  $180,713 and $183,392 in 2000 and 1999             $ 218,677             $218,711
  Long-term debt, net                                    8,403                8,529
  Other liabilities                                      4,159                2,024
                                                     ---------             --------
  Total liabilities                                    231,239              229,264
  Stockholders' equity                                  (7,550)              37,186
                                                     ---------             --------
  Total liabilities and stockholders'
  equity                                             $ 223,689             $266,450
                                                     =========             ========

                                            Three months ended   Three months ended
                                                 June 30, 2000        June 30, 1999
                                            ------------------   ------------------
Statement of operations data:
  Net revenues                                       $  65,209             $ 65,277
  Gross profit                                          11,119               14,181
  Operating income (loss)                              (33,318)                 940
  Interest expense                                       6,181                4,894
  Income tax benefit                                         0               (1,527)
  Net loss                                            ($39,188)             ($2,102)

                                              Six months ended     Six months ended
                                                 June 30, 2000        June 30, 1999
                                              ----------------     ----------------
Statement of operations data:
  Net revenues                                       $ 137,404             $121,655
  Gross profit                                          24,778               29,190
  Operating income (loss)                              (32,529)               6,021
  Interest expense                                      12,892                9,090
  Income tax benefit                                         0               (1,349)
  Net loss                                            ($44,737)             ($1,109)

The following unaudited pro forma financial information presents the combined results of operations of Premier Graphics and the businesses acquired in 1999 as if the acquisitions and related financings had occurred as of January 1, 1999 after giving effects to certain adjustments, including amortization of goodwill, adjusted depreciation expense and increased interest expense on debt related to the acquisitions. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had Premier Graphics and the acquired businesses constituted a single entity during such period (in thousands).

                                           Six months ended June 30,
                                                     1999
                                          --------------------------
  Net revenue                                       $135,088
  Operating income                                     6,040
  Depreciation and amortization                        6,561
  Net loss                                           ($1,729)

(7) Going Concern

The condensed consolidated financial statements have been prepared on a going concern basis of accounting and do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company's recent losses and the Chapter 11 cases (see note 8) raise substantial doubt about the Company's ability to continue as a going concern. As discussed above, Company management intends to submit a plan for reorganization to the Bankruptcy Court. The ability of the Company to continue as a going concern and the appropriateness of using the going concern basis is dependent upon, among other things, (i) the Company's ability to obtain and comply with debtor-in-possession financing agreements, (ii) confirmation of a plan of reorganization under the Bankruptcy Code, (iii) the Company's ability to achieve profitable operations after such confirmation, and (iv) the Company's ability to generate sufficient cash from operations to meet its obligations. The condensed consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

(8) Subsequent Events

On July 7, 2000, Master Graphics and its wholly-owned subsidiary, Premier Graphics, filed voluntary petitions with the United States Bankruptcy Court for the District of Delaware for reorganization under Chapter 11 of Title 11 of the United States Bankruptcy Code and orders for relief were entered by the Bankruptcy Court. The Chapter 11 cases were consolidated for the purpose of joint administration. Master Graphics and Premier Graphics (the "Debtors") are currently operating their businesses as debtors-in-possession pursuant to the Bankruptcy Code.

Under the Bankruptcy Code, actions to collect pre-petition indebtedness are stayed and other contractual obligations against the Debtors may not be enforced. In addition, under the Bankruptcy Code the Debtors may assume or reject executory contracts, including lease obligations. Parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the reorganization process. Substantially all pre-petition liabilities are subject to settlement under a plan of reorganization to be voted upon by creditors and equity holders and approved by the Bankruptcy Court. Although the Debtors expect to file a reorganization plan or plans that provide for emergence from bankruptcy in 2000 or 2001, there can be no assurance that a reorganization plan or plans will be proposed by the Debtors or confirmed by the Bankruptcy Court, or that any such plan will be consummated. As provided by the Bankruptcy Code, the Debtors initially have the exclusive right for 120 days to submit a plan of reorganization. If the Debtors fail to file a plan of reorganization during such period or if such plan is not accepted by the required number of creditors and equity holders, any party in interest may subsequently file its own plan of reorganization for the Debtors. A plan of reorganization must be confirmed by the Bankruptcy Court, upon certain findings being made by the Bankruptcy Court, which are required by the Bankruptcy Code. The Bankruptcy Court may confirm a plan notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity security holders if certain requirements of the Bankruptcy Code are met. A plan of reorganization in all likelihood will result in holders of Master Graphics' common stock receiving no value for their shares. Because of this possibility, the value of Master Graphics' common stock is highly speculative.

A plan of reorganization could materially change the amounts currently recorded in the consolidated financial statements. The consolidated financial statements do not give effect to any adjustment to the carrying value of assets or amounts and classifications of liabilities that might be necessary as a result of the Chapter 11 cases.

In August, the Company expects to enter into a $12 million, fully committed asset-based debtor-in-possession credit facility (the "DIP Facility") with its prepetition senior secured lenders. The Bankruptcy Court granted interim approval of the DIP Facility on August 3, 2000 and it is scheduled to grant final approval on September 12, 2000. The DIP Facility, which matures upon the earlier of (1) January 6, 2001 or (2) the effective date of a plan of reorganization in the Chapter 11 cases, will be a non-amortizing revolving credit facility in a principal amount of up to $12 million, of which (A) up to $4.5 million will be available to the Company upon closing to fund weekly cash requirements and (B) the remaining $7.5 million will be available to the Company upon receipt and approval by the lenders of a business plan related to the Company's operations. Borrowings under the DIP Facility will be limited based on a borrowing base formula, which considers eligible inventories and eligible receivables. The DIP Facility will bear interest at a base rate plus 1.5% per annum (11.0% at August 14, 2000). The Company will be required to pay an unused commitment fee of 0.5% per annum of the daily average unused portion of the DIP Facility. The DIP Facility lenders will receive a commitment fee equal to 1% of the maximum available borrowings. The DIP facility will be secured by all assets of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q includes certain forward-looking statements based upon management's beliefs as well as assumptions made by, and data currently available to, management. This information has been, or in the future may be, included in reliance on the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These statements are subject to a number of risks and uncertainties including, but not limited to, the following: the ability of the Company to continue as a going concern; the ability of the Company to obtain debtor-in-possession financing arrangements; the ability of the Company to obtain Bankruptcy Court approval of any debtor-in-possession credit facility; the ability of the Company to operate pursuant to the terms of any debtor-in-possession credit facility; the ability of the Company to operate successfully under a Chapter 11 proceeding; approval of plans and activities by the Bankruptcy Court; risks associated with operating a business in Chapter 11; the ability of the Company to create and have approved a reorganization plan in the Chapter 11 cases; adverse developments with respect to the Company's liquidity or results of operations; the ability of the Company to obtain shipments and negotiate terms with vendors and service providers for current orders; the ability to develop, fund and execute an operating plan for the Company; the ability of the Company to attract and retain key executives and other employees; the seasonal nature of the Company's business; competitive pressures from other commercial printers which may affect the nature and viability of the Company's business strategy; trends in the economy as a whole which may affect demand for the types of goods sold and services provided by the Company; the ability of the Company to attract and retain customers; and potential adverse publicity.

Actual results may differ materially from those anticipated in any such forward-looking statements. The Company undertakes no obligation to update or revise any forward-looking statements to reflect subsequent events or circumstances.

Material Changes in Financial Condition

On July 7, 2000, Master Graphics and its wholly-owned subsidiary, Premier Graphics, filed voluntary petitions with the United States Bankruptcy Court for the District of Delaware for reorganization under Chapter 11 of Title 11 of the United States Bankruptcy Code, and orders for relief were entered by the Bankruptcy Court. The Chapter 11 cases have been consolidated for the purpose of joint administration. Master Graphics and Premier Graphics (collectively the "Debtors") are currently operating their businesses as debtors-in-possession pursuant to the Bankruptcy Code.

Actions to collect pre-petition indebtedness are stayed and other contractual obligations against the Debtors may not be enforced. In addition, under the Bankruptcy Code the Debtors may assume or reject executory contracts, including lease obligations. Parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the reorganization process. Substantially all pre-petition liabilities are subject to settlement under a plan of reorganization to be voted upon by creditors and equity holders and approved by the Bankruptcy Court.

Although the Debtors expect to file a reorganization plan or plans that provide for emergence from bankruptcy in 2000 or 2001, there can be no assurance that a reorganization plan or plans will be proposed by the Debtors or confirmed by the Bankruptcy Court, or that any such plan(s) will be consummated. As provided by the Bankruptcy Code, the Debtors initially have the exclusive right to submit a plan of reorganization for 120 days. Further extensions may be sought and may be granted or rejected by the Bankruptcy Court. If the Debtors fail to file a plan of reorganization during such period or if such plan is not accepted by the required number of creditors and equity holders, any party in interest may subsequently file its own plan of reorganization for the Debtors. A plan of reorganization must be confirmed by the Bankruptcy Court, upon certain findings being made by the Bankruptcy Court which are required by the Bankruptcy Code. The Bankruptcy Court may confirm a plan notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity security holders if certain requirements of the Bankruptcy Code are met. A plan of reorganization could also result in holders of Master Graphics' common stock receiving no value for their shares. Because of this possibility, the value of the common stock is highly speculative.

At the first day hearing held on July 10, 2000 before Judge Peter J. Walsh, the Bankruptcy Court entered first day orders granting authority to the Debtors, among other things, to pay pre-petition and post-petition employee wages, salaries, benefits and other employee obligations and to pay vendors and other providers in the ordinary course for goods and services received from July 7, 2000, and approved an agreement with respect to the right to use cash collateral. In August, the Company expects to enter into a $12 million, fully committed asset-based debtor-in-possession credit facility (the "DIP Facility") with its prepetition lenders. The Bankruptcy Court granted interim approval of the DIP Facility on August 3, 2000 and is scheduled to grant final approval on September 12, 2000. The DIP Facility, which matures upon the earlier of (1) January 6, 2001 or (2) the effective date of a plan of reorganization in the Chapter 11 cases, will be a non-amortizing revolving credit facility in a principal amount of up to $12 million, of which (A) up to $4.5 million will be available to the Company upon closing to fund its weekly cash requirements and
(B) the remaining $7.5 million will be available to the Company upon receipt and approval by the lenders of a business plan related to the Company's operations. Borrowings under the DIP Facility will be limited based on a borrowing base formula, which considers eligible inventories and eligible receivables. The DIP Facility will bear interest at a base rate plus 1.5% per annum (11.0% at August 14, 2000). The Company will be required to pay an unused commitment fee of 0.5% per annum as a percentage of the daily average unused portion of the DIP Facility. The DIP Facility lenders will receive a commitment fee equal to 1% of the maximum available borrowings. The DIP facility will be secured by all assets of the Company.

The Company's condensed consolidated financial statements included with this Form 10-Q have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities and commitments in the normal course of business. The filing of the voluntary petitions referred to above, the related circumstances and the losses from operations raise substantial doubt with respect to the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon, among other things, the Company's ability to obtain and comply with debtor-in-possession financing agreements, confirmation of a plan or plans of reorganization, future profitable operations and the ability to generate cash from operations and financing sources sufficient to meet obligations. As a result of the filing of the Chapter 11 cases and related circumstances, realization of assets and liquidation of liabilities is subject to significant uncertainty. While under the protection of Chapter 11, the Debtors may sell or otherwise dispose of assets, and liquidate or settle liabilities, for amounts other than those reflected in the condensed consolidated financial statements. Further, a plan or plans of reorganization could materially change the amounts reported in the condensed consolidated financial statements. The condensed consolidated financial statements do not include any adjustments relating to recoverability of the value of recorded asset amounts or the amounts and classification of liabilities that might be necessary as a consequence of a plan of reorganization. At this time, it is not possible to predict the outcome of the Chapter 11 cases or their effect on the Company's business. If it is determined that the liabilities subject to compromise in the Chapter 11 cases exceed the fair value of the assets, unsecured claims may be satisfied at less than 100% of their face value and the equity interests of the Company's shareholders will have no value. The Company's liquidity, capital resources, results of operations and ability to continue as a going concern are subject to known and unknown risks and uncertainties.

Consolidated Results of Operations

The following table sets forth certain unaudited consolidated financial data for the periods indicated (dollars in millions) and such results as a percentage of revenue.

                                                     Three months ended June 30,
                                                 -----------------------------------
                                                       2000               1999
                                                 ----------------   ----------------
 Revenue                                         $  65.2   100.0%   $ 65.3   100.0%
 Gross profit                                       11.1    17.0      14.5    22.2
 Selling, general and administrative expenses       14.9    22.9      13.1    20.1
 Operating income(1)                               (35.0)  (53.7)      1.4     2.1
 Interest and other expense                          6.5    10.0       5.5     8.4
 Net loss                                         ($44.3)  (67.9%)   ($2.6)   (4.0%)

(1) In the quarter ended June 30, 2000, the Company incurred an impairment loss of approximately $31.3 million. See further discussion in Note 5 to the condensed consolidated financial statements.

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

Revenue. Revenues for the three months ended June 30, 2000, were down slightly from the three months ended June 30, 1999. Same store revenues for the three months ended June 30, 2000 decreased approximately 5% from the same period last year primarily due to an overall weakening of the general commercial printing market and customer concerns over the uncertainty of the Company's financial situation. This revenue decline was offset by a full quarter's revenue on two acquisitions during the second quarter of 1999.

Gross Profit. Gross profit decreased from $14.5 million for the three months ended June 30, 1999 to $11.1 million for the three months ended June 30, 2000. As a percentage of sales, gross profit decreased from 22.2% for the three months ended June 30, 1999 to 17.0% for the three months ended June 30, 2000. A key component of the gross profit calculation is an interim line item referred to as "value added," which is defined as sales less the direct cost of sales (i.e., paper, ink and outside services). Other manufacturing costs such as labor, utilities, supplies, and repairs are deducted from value added to arrive at gross profit. Value added for the three months ended June 30, 1999 was approximately 62% of sales compared to 58% of sales for the three months ended June 30, 2000.

The Company believes that an overall weakening of the general commercial printing market continues to result in downward pricing pressure. In addition to lower pricing for comparable jobs, the period over period reduction in value added was also impacted by an increase in the mix of printing jobs that required work from outside service providers. The cost of outside services during the second quarter of 2000 increased approximately 17% compared to the second quarter of 1999.

Selling, general and administrative expenses. Selling, general and administrative expenses increased from $13.1 million for three months ended June 30, 1999 to $14.9 million for the three months ended June 30, 2000. The quarter over quarter change was impacted primarily by an increase in bad debt allowances related to customers that filed for Chapter 11 bankruptcy protection during the quarter and by an increase in professional fees covering general corporate matters.

Impairment loss. As a result of its periodic review of operations for impairment of assets, management has determined that events that occurred during the quarter ended June 30, 2000 will permanently affect the Company's future cash flow expectations. Accordingly, the Company has recorded a loss related to the impairment of certain long-lived assets totaling $31.3 million. See note 5 to the condensed consolidated financial statements.

Interest and other expense. Interest and other expense increased from $5.5 million for the three months ended June 30, 1999 to $6.5 million for the three months ended June 30, 2000. The Company's senior secured debt facility has a variable rate component which has risen along with interest rates in general. In addition, on April 3, 2000, the Company's senior secured lenders instituted the default rate provisions of the credit facility, which increased interest rates an additional 200 basis points (2%).

Reorganization costs. Reorganization costs of $2.8 million are primarily fees paid various consultants for professional services rendered in connection with the July 7, 2000 filing of Chapter 11 cases by Master Graphics and Premier Graphics. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Material Changes in Financial Condition." Also see note 7 and note 8 to the condensed consolidated financial statements.


                                                     Six months ended June 30,
                                                 ----------------------------------
                                                       2000              1999
                                                 ----------------  ----------------
 Revenue                                         $ 137.4   100.0%   $121.7   100.0%
 Gross profit                                       24.8    18.0      29.5    24.2
 Selling, general and administrative expenses       28.8    21.0      23.5    19.3
 Operating income(1)                               (35.6)  (25.9)      6.0     4.9
 Interest and other expense                         13.4     9.8       9.9     8.1
 Net loss                                         ($51.8)  (37.7%)   ($2.6)   (2.1%)

(1) In the six month period ended June 30, 2000, the Company incurred an impairment loss of approximately $31.5 million. See further discussion in note 5 to the condensed consolidated financial statements.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

Revenue. Revenue increased approximately 13% from $121.7 million for the six months ended June 30, 1999 to $137.4 million for the six months ended June 30, 2000. This growth was primarily due to our five acquisitions during the first six months of 1999.

Gross profit. Gross profit decreased from $29.5 million for the six months ended June 30, 1999 to $24.8 million for the six months ended June 30, 2000. Gross profit as a percentage of sales decreased to 18.0% for the six months ended June 30, 2000 from 24.2% in the corresponding period of the prior year. A key component of the gross profit calculation is an interim line item referred to as "value added," which is defined as sales less the direct cost of sales (i.e., paper, ink and outside services). Other manufacturing costs such as labor, utilities, supplies, and repairs are deducted from value added to arrive at gross profit. Value added for the six months ended June 30, 1999 was approximately 62% of sales compared to approximately 58% of sales for the six months ended June 30, 2000. The decrease in value added is primarily the result of an increase in the mix of jobs requiring work from outside service providers.

Selling, general and administrative expenses. Selling, general and administrative expenses increased from $23.5 million for the six months ended June 30, 1999 to $28.8 million for the six months ended June 30, 2000. Selling expenses increased with the revenue growth outlined above and general and administrative expenses increased due to the five acquisitions during the 1999 period. In addition, the Company increased its bad debt allowances due to customers that filed for Chapter 11 bankruptcy protection during the quarter and also experienced an increase in professional fees covering general corporate matters.

Impairment loss. As a result of its periodic review of operations for impairment of assets, management has determined that events that occurred during the six month period ended June 30, 2000 will permanently affect the Company's future cash flow expectations. Accordingly, the Company has recorded a loss related to the impairment of certain long-lived assets totaling $31.5 million. See note 5 to the condensed consolidated financial statements.

Interest and other expense. Interest and other expense increased from $9.9 million for the six months ended June 30, 1999 to $13.4 million for the six months ended June 30, 2000. The Company's senior secured debt facility has a variable rate component which has risen along with interest rates in general. On April 3, 2000, the Company's senior secured lenders instituted the default rate provisions of the credit facility, which increased interest rates an additional 200 basis points (2%). On April 19, 2000, the senior lending group notified the Company of their intent to retroactively apply the default interest rate provisions of the credit facility from May 15, 1999. This retroactive application was accrued into the Company's first quarter 2000 financial results.

Reorganization costs. Reorganization costs of $2.8 million are primarily fees paid various consultants for professional services rendered in connection with the July 7, 2000 filing of Chapter 11 cases by Master Graphics and Premier Graphics. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Material Changes in Financial Condition." Also see note 7 and note 8 to the condensed consolidated financial statements.

Liquidity and Capital Resources

The Company's primary cash requirements have been for debt service, capital expenditures, acquisitions and working capital. Historically, the Company has financed its operations and equipment purchases with cash flow from operations, capital leases and secured loans through commercial banks or other institutional lenders, credit lines from commercial banks and our Senior Notes. The Company has financed its acquisitions primarily with funds under credit facilities as well as subordinated notes payable to a number of former owners of the acquired companies. At June 30, 2000, the Company had a working capital deficit of $159.6 million, a decrease in working capital of $13.8 million from December 31, 1999. Due to violations of certain financial and non-financial debt covenants, which give our lenders the right to accelerate repayment of their loans, the related debt has been reclassified to current liabilities in the consolidated balance sheet. See note 4 to the condensed consolidated financial statements.

The Company's largest source of capital for acquisitions has been debt financing including the $130 million of 11.5% Senior Notes due 2005 as well as the senior credit facility which originally closed in September 1997 and which has been revised from time to time, most recently being revised in March 1999.

On July 7, 2000, Master Graphics and Premier Graphics filed the Chapter 11 cases, which will affect the Company's liquidity and capital resources. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Material Changes in Financial Condition." Also see note 8 to the condensed consolidated financial statements for a discussion of uncertainties, and our ability to continue as a going concern.

In August, the Company expects to enter into a $12 million, fully committed asset-based debtor-in-possession credit facility (the "DIP Facility") with its prepetition senior secured lenders. The Bankruptcy Court granted interim approval of the DIP Facility on August 3, 2000 and is scheduled to grant final approval on September 12, 2000. The DIP Facility, which matures upon the earlier of (1) January 6, 2001 or (2) the effective date of a plan of reorganization in the Chapter 11 cases, will be a non-amortizing revolving credit facility in a principal amount of up to $12 million, of which (A) up to $4.5 million will be available to the Company upon closing to fund its weekly cash requirements and (B) the remaining $7.5 million will be available to the Company upon receipt and approval by the lenders of a business plan related to the Company's operations. Borrowings under the DIP Facility will be limited based on a borrowing base formula which considers eligible inventories and eligible receivables. The DIP Facility will bear interest at a base rate plus 1.5% per annum (11.0% at August 14, 2000). The Company will be required to pay an unused commitment fee of 0.5% per annum of the daily average unused portion of the DIP Facility. The DIP Facility lenders will receive a commitment fee equal to 1% of the maximum available borrowings. The DIP facility will be secured by all assets of the Company.

Year-2000 Readiness Program

The Company has had no disruption to its operations to date as a result of any year 2000 (Y2K) issue. The Y2K issues are the result of computer programs being written using two digits rather than four to define the applicable year. As a result, computer programs that have time-sensitive software are at risk to recognize a date using "00" as the year 1900 rather than the year 2000. A company-wide program was completed to ensure its systems were Y2K compliant during 1999.

Despite assurances from outside parties of their timely readiness, we cannot ensure that our suppliers, vendors and customers have resolved all Y2K issues. Given the responses from suppliers and our experience thus far in 2000, management believes it is highly unlikely that a large number of outside parties will experience any significant problems due to unresolved Y2K issues. In the event that a large number of customers suffer Y2K compliance issues over a prolonged period, the impact on the Company would be material.

Impact of Recently Issued Accounting Standards

Recently issued accounting standards, which have not yet been adopted, are not expected to have a material impact on the Company's consolidated financial statements. Statement of Financial Accounting Standards (SFAS) 133,

"Accounting for Derivative Financial Instruments," as amended by SFAS 137, which will be effective January 1, 2001, is not expected to have a material impact on our financial statements because SFAS 133 deals with derivative financial instruments, which presently are not instruments that the Company is involved with. The Company is evaluating its revenue recognition policies in light of the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements."

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk at June 30, 2000 was generally limited to interest rate risk related to indebtedness under our senior secured credit facility, which bears interest based on the Base Rate plus 0.5% for the Revolver and LIBOR plus margin bases ranging from 3.5% for the Term Loan A traunche to 4.0% for the Term Loan B traunche. The Company does not currently deal in any derivative instruments nor is the Company exposed to any currency translation fluctuations. The Company does not have any commodity derivative instruments because paper price fluctuations are passed through to our customers using product pricing.

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On July 7, 2000, Master Graphics, Inc. and its wholly-owned subsidiary, Premier Graphics, Inc., filed voluntary petitions with the United States Bankruptcy Court for the District of Delaware for reorganization under Chapter 11 of Title 11 of the United States Bankruptcy Code. Those Chapter 11 cases were consolidated for the purpose of joint administration. At this time, it is not possible to predict the outcome of the Chapter 11 cases or their effect on the Company's business. If it is determined that the liabilities subject to compromise in the Chapter 11 cases exceed the fair value of the assets, unsecured claims may be satisfied at less than 100% of their face value and the equity interests of the Company's shareholders will have no value.

Item 3. Defaults Upon Senior Securities

Master Graphics, Inc. and its wholly-owned subsidiary, Premier Graphics, Inc., commenced the Chapter 11 cases on July 7, 2000. As a result of filing the Chapter 11 cases, no principal or interest payments will be made on certain indebtedness incurred prior to July 7, 2000, including the 11.5% Senior Notes due 2005, until a plan of reorganization defining the payment terms has been approved by the Bankruptcy Court.

Item 4. Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Shareholders held on June 16, 2000, the following proposals were adopted:

     1) The amendment of the Company's Charter to eliminate the three-class structure of the Board of Directors and to designate all directors as a single class. The proposal received the following votes:

          For             Against    Withheld    Broker Non-Vote
          ---             -------    --------    ---------------
          2,476,249       87,336     12,720      4,474,612

     2) The election of five directors to serve until the 2001 Annual Meeting of Shareholders. The persons nominated for election to the Board of Directors received the number of votes shown opposite their respective names:

                                      For              Withheld
                                      ---              --------
          Frederick F. Avery          6,938,211        112,706
          Michael B. Bemis            6,937,161        113,756
          Robert J. Diehl             6,938,161        112,756
          Donald L. Hutson            6,937,111        113,806
          Edmund L. Brunini, Jr.      6,938,111        112,806

     3) The amendment to the Company's 1998 Non-Employee Director Stock Option Plan to increase from 50,000 to 350,000 the number of shares that can be issued under the plan. The proposal received the following votes:

          For            Against         Abstain
          ---            -------         -------
          6,769,926      250,771         30,220

Item 6. Exhibits and Reports on Form 8-K

(A)  EXHIBITS
       3.1*     Charter of Master Graphics, Inc. (Exhibit 3.1)
       3.2      Articles of Amendment to the Charter of Master Graphics, Inc.
       3.3*     Bylaws of Master Graphics, Inc. (Exhibit 3.3)
       27.1     Financial Data Schedule (for SEC use only)

  * Incorporated by reference to Master Graphics' Registration Statement on Form S-1 (Registration No. 333- 49861). The parenthetical exhibit number indicates where the exhibit is found in that filing.

(B)  REPORTS ON FORM 8-K

On July 21, 2000, we filed a Form 8-K to announce the filing of voluntary petitions by Master Graphics, Inc. and Premier Graphics, Inc. with the United States Bankruptcy Court for the District of Delaware for reorganization under Chapter 11 of Title 11 of the United States Bankruptcy Code.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Master Graphics, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             MASTER GRAPHICS, INC.

                              By: /s/ Michael B. Bemis
                              ------------------------

                              Michael B. Bemis
                              Chief Executive Officer

                              Date: August 14, 2000

                              By: /s/ P. Melvin Henson, Jr.
                              -----------------------------

                              P. Melvin Henson, Jr.
                              Sr. Vice President - Finance and Administration Chief Accounting Officer

                              Date: August 14, 2000