Form 10-Q
period 2000-09-30
MASTER GRAPHICS INC
filed 2000-11-14
CIK 1059363

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

              For the quarterly period ended September 30, 2000 or


    ( )   Transition report pursuant to Section 13 or 15(d) of the Securities
    -------------------------------------------------------------------------
                              Exchange Act of 1934


                 For the transition period from             to
                 ---------------------------------------------

                        Commission file number  0-24411
                        -------------------------------

                             MASTER GRAPHICS, INC.
                             ---------------------
                   (Debtors-in-possession as of July 7, 2000)
             (Exact name of registrant as specified in its charter)


         Tennessee                                          62-1694322
         -------------------------------------------------------------
  (State or Other Jurisdiction                             (I. R. S. Employer
of Incorporation or Organization)                           Identification No.)


 70 Timber Creek Drive, Suite 5, Cordova, TN                             38018
 -----------------------------------------------------------------------------
 (Address of principal executive offices)                            (Zip Code)


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

Common Stock, $0.001 Par Value, 7,923,026 shares as of November 14, 2000.
--------------------------------------------------------------------------

INDEX
                                                                            Page
PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Balance Sheets, September 30, 2000 and
        December 31, 1999..................................................   3

        Condensed Consolidated Statements of Operations for the Three
        Months Ended September 30, 2000 and 1999...........................   4

        Condensed Consolidated Statements of Operations for the Nine
        Months Ended September 30, 2000 and 1999...........................   5

        Condensed Consolidated Statements of Cash Flows for the Nine
        Months Ended September 30, 2000 and 1999...........................   6

        Notes to Condensed Consolidated
        Financial Statements...............................................   7

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations..............................................  13

Item 3. Quantitative and Qualitative Disclosures About Market Risk.........  17

PART II. OTHER INFORMATION

Item 1. Legal Proceedings..................................................  18

Item 3. Defaults Upon Senior Securities....................................  18

Item 6. Exhibits and Reports on Form 8-K...................................  18

Signatures.................................................................  19

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements
                      MASTER GRAPHICS, INC. AND SUBSIDIARY
                            (DEBTORS-IN-POSSESSION)
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In Thousands, Except Share Data)

                                                              September 30,     December 31,
                                                                  2000              1999
                                                              ------------      ------------
                                                                        (Unaudited)
                          ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                      $  1,663           $  1,341
 Trade accounts receivable, net                                   43,065             52,334
 Inventories:
    Raw materials and supplies                                     3,793              5,097
    Work-in-process                                                8,927             12,047
                                                                --------           --------
      Total inventories                                           12,720             17,144
 Deferred loan costs, net                                          5,398              6,317
 Other current assets                                              3,262              1,505
                                                                --------           --------
      Total current assets                                        66,108             78,641
 Property, plant and equipment, net                               65,387             80,130
 Goodwill, net                                                         0             25,318
 Other                                                             3,119              3,350
                                                                --------           --------
      Total assets                                              $134,614           $187,439
                                                                ========           ========

                  LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

LIABILITIES NOT SUBJECT TO COMPROMISE:
CURRENT LIABILITIES:
 Current installments of long-term debt                         $  54,627          $ 184,905
 Accounts payable                                                   9,025             21,609
 Accrued expenses                                                  10,596             15,739
 Put warrants                                                           0              2,200
                                                                ---------          ---------
      Total current liabilities                                    74,248            224,453
 Long-term debt, net of current installments                            0             22,658
 Deferred income taxes                                              6,816              6,816
 Other liabilities                                                      0                973
 Redeemable preferred stock                                             0              1,580

LIABILITIES SUBJECT TO COMPROMISE                                 189,221                  0

 Commitments and contingencies

SHAREHOLDERS' EQUITY (DEFICIT):
 Common stock ($0.001 par value; 100,000,000
    shares authorized; 7,923,026 shares issued and
    outstanding at September 30, 2000 and December 31, 1999)            8                  8
 Additional paid-in capital                                        39,836             39,933
 Accumulated deficit                                             (175,515)          (108,982)
                                                                ---------          ---------
      Total shareholders' equity (deficit)                       (135,671)           (69,041)
                                                                ---------          ---------
      Total liabilities and shareholders' equity (deficit)      $ 134,614          $ 187,439
                                                                =========          =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                      MASTER GRAPHICS, INC. AND SUBSIDIARY
                            (DEBTORS-IN-POSSESSION)
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In Thousands, Except Per Share Data)
                                  (Unaudited)

                                                            Three months ended September 30,
                                                                 2000             1999
                                                              ---------         --------
Net revenue                                                   $  61,133         $ 68,567
Cost of revenue                                                  50,705           53,416
                                                              ---------         --------
 Gross profit                                                    10,428           15,151
Selling, general and administrative expenses                     12,246           14,047
Impairment loss                                                   3,042                0
                                                              ---------         --------
 Operating income (loss)                                         (4,860)           1,104
Other income (expense):
 Interest expense (contractual interest of $6,833 for 2000
   and $5,750 for 1999)                                          (2,647)          (5,750)
 Other, net                                                         458             (608)
                                                              ---------         --------
   Loss before reorganization costs and income taxes             (7,049)          (5,254)
Reorganization costs:
 Professional fees                                                2,346                0
 Retention and incentive bonus plan                               1,083                0
 Adjustment to debt discount                                      4,227                0
 Loss on disposal of operation                                       66                0
 Interest income                                                    (73)               0
                                                              ---------         --------
                                                                  7,649                0
                                                              ---------         --------
   Loss before income taxes                                     (14,698)          (5,254)
Income tax expense                                                    0            1,349
                                                              ---------         --------
   Net loss                                                   $ (14,698)        $ (6,603)
                                                              =========         ========

Net loss per share - basic                                    $   (1.86)        $  (0.84)
                                                              =========         ========

Net loss per share - diluted                                  $   (1.86)        $  (0.84)
                                                              =========         ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                      MASTER GRAPHICS, INC. AND SUBSIDIARY
                            (DEBTORS-IN-POSSESSION)
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In Thousands, Except Per Share Data)
                                  (Unaudited)

                                                              Nine months ended September 30,
                                                                  2000               1999
                                                               ---------           --------
Net revenue                                                    $ 198,537           $190,222
Cost of revenue                                                  163,326            145,575
                                                               ---------           --------
 Gross profit                                                     35,211             44,647
Selling, general and administrative expenses                      41,087             37,546
Impairment loss                                                   34,544                  0
                                                               ---------           --------
 Operating income (loss)                                         (40,420)             7,101
Other income (expense):
 Interest expense (contractual interest of $20,959 for 2000
   and $15,777 for 1999)                                         (16,773)           (15,777)
 Other, net                                                        1,143               (493)
                                                               ---------           --------
    Loss before reorganization costs and  income taxes           (56,050)            (9,169)
Reorganization costs:
 Professional fees                                                 5,096                  0
 Retention and incentive bonus plan                                1,083                  0
 Adjustment to debt discount                                       4,227                  0
 Loss on disposal of operation                                        66                  0
 Interest income                                                     (73)                 0
                                                               ---------           --------
                                                                  10,399                  0
                                                               ---------           --------
    Loss before income taxes                                     (66,449)            (9,169)
Income tax benefit                                                     0                  0
                                                               ---------           --------
    Net loss                                                   $ (66,449)          $ (9,169)
                                                               =========           ========

Net loss per share - basic                                     $   (8.41)          $  (1.18)
                                                               =========           ========

Net loss per share - diluted                                   $   (8.41)          $  (1.18)
                                                               =========           ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                      MASTER GRAPHICS, INC. AND SUBSIDIARY
                            (DEBTORS-IN-POSSESSION)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                  (Unaudited)

                                                                                                Nine months ended September 30,
                                                                                                     2000             1999
                                                                                                   ---------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                                          $(66,449)         $(9,169)
 Adjustments to reconcile net income to net cash provided by (used in) operating activities:
  Impairment loss                                                                                    34,544                0
  Depreciation and amortization                                                                       8,605            9,113
  Adjustment to debt discount                                                                         4,227                0
  Deferred compensation                                                                                  36                0
  Deferred taxes                                                                                          0              705
  Loss on disposal of equipment                                                                           0              992
  Changes in operating assets and liabilities, net of effect of business acquisitions:
    Trade accounts receivable                                                                         9,269           (4,203)
    Inventories                                                                                       4,424           (2,764)
    Other assets                                                                                     (1,586)          (2,116)
    Accounts payable                                                                                 (2,191)             122
    Accrued reorganization costs                                                                      3,137                0
    Other accrued expenses                                                                           11,877            4,573
                                                                                                  ---------         --------
     Net cash provided by (used in) operating activities                                              5,893           (2,747)
                                                                                                  ---------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Business acquisitions, net of cash acquired                                                           (225)         (59,804)
 Purchases of equipment                                                                              (1,607)          (7,627)
 Disposals of equipment                                                                                 117            5,990
                                                                                                  ---------         --------
     Net cash provided by (used in) investing activities                                             (1,715)         (61,441)
                                                                                                  ---------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net borrowings on lines of credit                                                                      487           15,669
 Proceeds from issuance of long-term debt                                                                 0           43,109
 Issuance of common stock to finance acquisitions                                                         0              233
 Principal payments on long-term debt                                                                (4,243)          (4,246)
 Loan costs incurred                                                                                   (100)            (255)
                                                                                                  ---------         --------
            Net cash provided by (used in) financing activities                                      (3,856)          54,510
                                                                                                  ---------         --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                    322           (9,678)
CASH AND CASH EQUIVALENTS, beginning of period                                                        1,341           13,525
                                                                                                  ---------         --------
CASH AND CASH EQUIVALENTS, end of period                                                          $   1,663         $  3,847
                                                                                                  =========         ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                      MASTER GRAPHICS, INC. AND SUBSIDIARY
                            (DEBTORS-IN-POSSESSION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                  (Unaudited)

(1) Basis of Presentation

The accompanying condensed consolidated financial statements of Master Graphics, Inc. and its subsidiary, Premier Graphics, Inc., (collectively "Company") are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X and Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code". Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 1999.

In the opinion of the Company, the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal, recurring adjustments, except for the write off of goodwill and property, plant and equipment explained in note 4) necessary to present fairly the financial position, results of operations, and cash flows of the Company as of the dates and for the periods presented.

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

(2) Liquidity, Proceedings Under Chapter 11 and Going Concern

On July 7, 2000, Master Graphics and its wholly-owned subsidiary, Premier Graphics, filed voluntary petitions with the United States Bankruptcy Court for the District of Delaware for reorganization under Chapter 11 of Title 11 of the United States Bankruptcy Code, and orders for relief have been entered by the Bankruptcy Court. The Chapter 11 cases were consolidated for the purpose of joint administration. Master Graphics and Premier Graphics (the "Debtors") are currently operating their businesses as debtors-in-possession pursuant to the Bankruptcy Code.

Under the Bankruptcy Code, actions to collect pre-petition indebtedness are stayed and other contractual obligations against the Debtors may not be enforced. In addition, under the Bankruptcy Code the Debtors may assume or reject executory contracts, including lease obligations. Parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the reorganization process. Substantially all pre-petition liabilities are subject to settlement under a plan of reorganization to be voted upon by creditors and equity holders and approved by the Bankruptcy Court. Although the Debtors expect to file a reorganization plan or plans that provide for emergence from bankruptcy in 2001, there can be no assurance that a reorganization plan or plans will be proposed by the Debtors or confirmed by the Bankruptcy Court, or that any such plan will be consummated. As provided by the Bankruptcy Code, the Debtors initially have the exclusive right for 120 days to submit a plan of reorganization. That statutory exclusivity period expired on November 4, 2000, but the Debtors have received a bridge order from the Bankruptcy Court extending exclusivity until November 21, 2000, on which date the Bankruptcy Court will hear a motion requesting an extension of the exclusivity period through December 21, 2000. If the Debtors fail to file a plan of reorganization during the exclusivity period or if such plan is not accepted by the required number of creditors and equity holders, any party in interest may subsequently file its own plan of reorganization for the Debtors. A plan of reorganization must be confirmed by the Bankruptcy Court, upon certain findings being made by the Bankruptcy Court, which are required by the Bankruptcy Code. The Bankruptcy Court may confirm a plan notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity security holders if certain requirements of the Bankruptcy Code are met. A plan of reorganization in all likelihood will result in holders of Master Graphics' common stock receiving no value for their shares. Because of this likelihood, the value of Master Graphics' common stock, if any, is highly speculative. A plan of reorganization could materially change the amounts currently recorded in the consolidated financial statements.

In November 2000, the Company expects to enter into a $12 million, fully committed asset-based debtor-in-possession credit facility (the "DIP Facility") with its prepetition senior secured lenders. The Bankruptcy Court granted interim approval of the DIP Facility on August 3, 2000 and it is scheduled to grant final approval on November 21, 2000. The DIP Facility matures upon the earlier of (1) January 6, 2001, or, if all elements of an Asset Disposition Program are approved and implemented, January 31, 2001; or (2) the date upon which a plan of reorganization for the Debtors becomes effective. The DIP facility will be a non-amortizing revolving credit facility in a principal amount of up to $12 million, of which (A) up to $4.5 million will be available to the Company upon closing to fund weekly cash requirements and (B) the entire $12 million will be available to the Company immediately following the date on which the Company (i) acknowledges the secured claim of one of the pre-petition senior secured lenders in the principal amount of $2.2 million under a warrant put note and (ii) agrees to the terms on which that warrant put note will be refinanced as part of a plan of reorganization. Borrowings under the DIP Facility will be limited based on a borrowing base formula, which considers eligible inventories and eligible receivables. The DIP Facility will bear interest at a base rate plus 1.5% per annum (11.0% at November 14, 2000). The Company will be required to pay an unused commitment fee of 0.5% per annum of the daily average unused portion of the DIP Facility. The DIP Facility lenders will receive a commitment fee equal to 1% of the maximum available borrowings. The DIP facility will be secured by all assets of the Company.

In conjunction with the Company's bankruptcy filing on July 7, 2000, the Company ceased accruing interest on Senior Notes and seller notes as of that date. During the third quarter, the Company wrote-off the remaining debt discount related to the Senior Notes and a seller note.

The condensed consolidated financial statements have been prepared on a going concern basis of accounting and do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company's recent losses and the Chapter 11 cases raise substantial doubt about the Company's ability to continue as a going concern. Company management intends to submit a plan for reorganization to the Bankruptcy Court. The ability of the Company to continue as a going concern and the appropriateness of using the going concern basis is dependent upon, among other things, (i) the Company's ability to obtain and comply with debtor-in-possession financing agreements, (ii) confirmation of a plan of reorganization under the Bankruptcy Code, (iii) the Company's ability to achieve profitable operations after such confirmation, and (iv) the Company's ability to generate sufficient cash from operations to meet its obligations. The condensed consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

(3) Earnings Per Share

Basic earnings per share are calculated by dividing net loss plus preferred stock dividend and discount accretion by the weighted average number of common shares outstanding. For the three months and nine months ended September 30, 2000 and 1999, conversion of the preferred stock and the exercise of employee stock options, the deferred compensation plan, seller warrants and lender warrants are not assumed because their effect would be anti-dilutive using the treasury stock method. A plan of reorganization may result in the issuance of additional shares of common stock that would significantly dilute currently outstanding shares.

                      MASTER GRAPHICS, INC. AND SUBSIDIARY
                            (DEBTORS-IN-POSSESSION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 30, 2000
                                  (Unaudited)

                                                             Loss
                                                          (Numerator)       Shares      Per-Share
THREE MONTHS ENDED SEPTEMBER 30, 2000                    (in thousands)  (Denominator)    Amount
-------------------------------------                    --------------  -------------  ----------
Net loss                                                    $(14,698)
Plus: Redeemable preferred stock dividends                       (29)
Plus: Redeemable preferred stock discount amortization           (33)
                                                            --------

BASIC LOSS PER SHARE
Loss available to common shareholders                       $(14,760)     7,923,026      $(1.86)
                                                            ========      =========      ======

DILUTED LOSS PER SHARE
Loss available to common shareholders                       $(14,760)     7,923,026      $(1.86)
                                                            ========      =========      ======

THREE MONTHS ENDED SEPTEMBER 30, 1999
-------------------------------------
Net loss                                                    $ (6,603)
Plus: Redeemable preferred stock dividends                       (29)
Plus: Redeemable preferred stock discount amortization           (30)
                                                            --------

BASIC LOSS PER SHARE
Loss available to common shareholders                       $ (6,662)     7,923,026      $(0.84)
                                                            ========      =========      ======

DILUTED LOSS PER SHARE
Loss available to common shareholders                       $ (6,662)     7,923,026      $(0.84)
                                                            ========      =========      ======


NINE MONTHS ENDED SEPTEMBER 30, 2000
------------------------------------
Net loss                                                    $(66,449)
Plus: Redeemable preferred stock dividends                       (85)
Plus: Redeemable preferred stock discount amortization           (98)
                                                            --------

BASIC LOSS PER SHARE
Loss available to common shareholders                       $(66,632)     7,923,026      $(8.41)
                                                            ========      =========      ======

DILUTED EARNINGS PER SHARE
Loss available to common shareholders                       $(66,632)     7,923,026      $(8.41)
                                                            ========      =========      ======


NINE MONTHS ENDED SEPTEMBER 30, 1999
------------------------------------
Net loss                                                    $ (9,169)
Plus: Redeemable preferred stock dividends                       (87)
Plus: Redeemable preferred stock discount amortization           (90)
                                                            --------

BASIC LOSS PER SHARE
Loss available to common shareholders                       $ (9,346)     7,913,727      $(1.18)
                                                            ========      =========      ======

DILUTED LOSS PER SHARE
Loss available to common shareholders                       $ (9,346)     7,913,727      $(1.18)
                                                            ========      =========      ======


                      MASTER GRAPHICS, INC. AND SUBSIDIARY
                            (DEBTORS-IN-POSSESSION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 30, 2000
                                  (Unaudited)

(4) Impairment of Long-Lived Assets

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

During the third quarter, the Company recorded a charge of $3.0 million related to the impairment of property, plant and equipment. Master Graphics experienced continuing deterioration in results of operations following the filing of voluntary petitions with the United States Bankruptcy Court for the District of Delaware for reorganization under Chapter 11 of Title 11 of the United States Bankruptcy Code. Management determined it was necessary to perform an analysis of the recoverability of all long-lived assets of Master Graphics as described in Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." and Accounting Principles Board Opinion No. 17 "Intangible Assets". Management concluded from these evaluations that impairment of property, plant and equipment occurred. An impairment charge was required because discounted projected cash flows were less than the carrying value of the assets. This is in addition to a charge of $24.7 million related to the impairment of goodwill and $6.6 million related to the impairment of property, plant and equipment in the second quarter.

(5) Liabilities Subject to Compromise

"Liabilities Subject to Compromise" refers to liabilities incurred prior to the commencement of the Chapter 11 cases that may be settled for an amount less than face value. These amounts represent the Company's estimate of known or potential claims to be resolved in connection with the Chapter 11 cases. Those claims remain subject to future adjustments based on negotiations, actions of the Bankruptcy Court, further developments with respect to disputed claims, future rejection of additional executory contracts or unexpired leases, and determination as to the value of any collateral securing claims or other events. Payment terms for these amounts will be established in connection with the Chapter 11 cases. The principal categories of liabilities subject to compromise under reorganization proceedings are identified below:

                                                September 30,
                                                    2000
                                                -------------
         Long-term debt                           $155,956
         Accounts payable                           10,392
         Accrued expenses                           17,648
         Other liabilities                           3,548
         Redeemable preferred stock                  1,677
                                                  --------
                                                  $189,221
                                                  ========

(6) Acquisitions

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

                                               Nine months ended September 30,
                                                            1999
                                                            ----
         Net revenue                                      $204,189
         Net loss                                         $ (9,671)
                                                          ========
         Basic loss per share                             $  (1.24)
                                                          ========
         Diluted loss per share                           $  (1.24)
                                                          ========

                      MASTER GRAPHICS, INC. AND SUBSIDIARY
                            (DEBTORS-IN-POSSESSION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 30, 2000
                                  (Unaudited)

(7) Wholly-owned Operating Subsidiary

Master Graphics is a holding company with no operating assets or operations. Premier Graphics, its operating subsidiary, is the primary obligor for the Senior Notes and the pre-petition senior secured credit facility with General Electric Capital Corporation as agent. The Senior Notes are fully and unconditionally guaranteed by Master Graphics. Following is summarized combined financial information of Premier Graphics as of December 31, 1999 and September 30, 2000 and for the three months and nine months ended September 30, 2000 and 1999, respectively (in thousands).

                                                                            September 30,   December 31,
                                                                                2000           1999
                                                                            -------------   ------------
Balance sheet data:
 Current assets                                                               $  64,173       $ 78,134
 Property, plant and equipment                                                   65,188         79,918
 Goodwill, net                                                                        0         25,318
 Due from Shareholder                                                            89,520         80,245
 Other non-current assets                                                         2,499          2,835
                                                                              ---------       --------
  Total assets                                                                $ 221,380       $266,450
                                                                              =========       ========

 Liabilities not subject to compromise:
 Current liabilities, including current installments of long-term debt
  of $52,427 in 2000 and $183,392 in 1999                                     $  67,552       $218,711
 Long-term debt, net                                                                  0          8,529
 Other liabilities                                                                2,024          2,024
                                                                              ---------       --------
  Total liabilities not subject to compromise                                    69,576        229,264
 Liabilities subject to compromise                                              169,255              0
                                                                              ---------       --------
  Total liabilities                                                             238,831        229,264
 Stockholders' equity (deficit)                                                 (17,451)        37,186
                                                                              ---------       --------
  Total liabilities and stockholders' equity (deficit)                        $ 221,380       $266,450
                                                                              =========       ========


                                                                           Three months ended September 30,
                                                                                 2000           1999
                                                                              ---------       --------
Statement of operations data:
 Net revenues                                                                 $  61,133       $ 68,567
 Gross profit                                                                    10,388         15,284
 Operating income (loss)                                                         (3,940)         2,564
 Interest expense                                                                 2,758          5,280
 Net loss                                                                     $  (9,901)      $ (5,166)

                                                                            Nine months ended September 30,
                                                                                 2000           1999
                                                                              ---------       --------
Statement of operations data:
 Net revenues                                                                 $ 198,537       $190,222
 Gross profit                                                                    35,193         44,474
 Operating income (loss)                                                        (36,469)         8,585
 Interest expense                                                                15,650         14,370
 Net loss                                                                     $ (54,639)      $ (6,274)

The following unaudited pro forma financial information presents the combined results of operations of Premier Graphics and the businesses acquired in 1999 as if the acquisitions and related financings had occurred as of January 1, 1999, after giving effects to certain adjustments, including amortization of goodwill, adjusted depreciation expense and increased interest expense on debt related to the acquisitions. The unaudited pro forma financial information does not necessarily reflect the results of operations that would have occurred had Premier Graphics and the acquired businesses constituted a single entity during such periods (in thousands).

                      MASTER GRAPHICS, INC. AND SUBSIDIARY
                            (DEBTORS-IN-POSSESSION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 30, 2000
                                  (Unaudited)

                                             Nine months ended September 30,
                                                            1999
                                             -------------------------------
  Net revenue                                             $204,189
  Operating income                                           8,850
  Depreciation and amortization                              9,165
  Net loss                                                $ (6,776)

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

Overview

On July 7, 2000, Master Graphics and its wholly-owned subsidiary, Premier Graphics, filed voluntary petitions with the United States Bankruptcy Court for the District of Delaware for reorganization under Chapter 11 of Title 11 of the United States Bankruptcy Code, and orders for relief have been entered by the Bankruptcy Court. The Chapter 11 cases were consolidated for the purpose of joint administration. Master Graphics and Premier Graphics (the "Debtors") are currently operating their businesses as debtors-in-possession pursuant to the Bankruptcy Code.

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

Although the Debtors expect to file a reorganization plan or plans that provide for emergence from bankruptcy in 2001, there can be no assurance that a reorganization plan or plans will be proposed by the Debtors or confirmed by the Bankruptcy Court, or that any such plan will be consummated. As provided by the Bankruptcy Code, the Debtors initially have the exclusive right for 120 days to submit a plan of reorganization. That statutory exclusivity period expired on November 4, 2000, but the Debtors have received a bridge order from the Bankruptcy Court extending exclusivity until November 21, 2000, on which date the Bankruptcy Court will hear a motion requesting an extension of the exclusivity period through December 21, 2000. If the Debtors fail to file a plan of reorganization during such period or if such plan is not accepted by the required number of creditors and equity holders, any party in interest may subsequently file its own plan of reorganization for the Debtors. A plan of reorganization must be confirmed by the Bankruptcy Court, upon certain findings being made by the Bankruptcy Court which are required by the Bankruptcy Code. The Bankruptcy Court may confirm a plan notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity security holders if certain requirements of the Bankruptcy Code are met. A plan of reorganization in all likelihood will result in holders of Master Graphics' common stock receiving no value for their shares. Because of this possibility, the value of Master Graphics' common stock is highly speculative. A plan of reorganization could materially change the amounts currently recorded in the consolidated financial statements.

At the first day hearing held on July 10, 2000 before Judge Peter J. Walsh, the Bankruptcy Court entered first day orders granting authority to the Debtors, among other things, to pay pre-petition and post-petition employee wages, salaries, benefits and other employee obligations and to pay vendors and other providers in the ordinary course for goods and services received from July 7, 2000, and approved an agreement with respect to the right to use cash collateral. In November, the Company expects to enter into a $12 million, fully committed super-priority debtor-in-possession credit facility (the "DIP Facility") with its prepetition lenders. The Bankruptcy Court granted interim approval of the DIP Facility on August 3, 2000 and is scheduled to grant final approval on November 21, 2000. The DIP Facility matures upon the earlier of (1) January 6, 2001, or, if all elements of an Asset Disposition

Program are approved and implemented, January 31, 2001; or (2) the date upon which a plan of reorganization for the Debtors becomes effective. The DIP facility will be a non-amortizing revolving credit facility in a principal amount of up to $12 million, of which (A) up to $4.5 million will be available to the Company upon closing to fund weekly cash requirements and (B) the entire $12 million will be available to the Company immediately following the date on which the Company (i) acknowledges the secured claim of one of the pre-petition senior secured lenders in the principal amount of $2.2 million under a warrant put note and (ii) agrees to the terms on which that warrant put note will be refinanced as part of a plan of reorganization. Borrowings under the DIP Facility will be limited based on a borrowing base formula, which considers eligible inventories and eligible receivables. The DIP Facility will bear interest at a base rate plus 1.5% per annum (11.0% at November 14, 2000). The Company will be required to pay an unused commitment fee of 0.5% per annum as a percentage of the daily average unused portion of the DIP Facility. The DIP Facility lenders will receive a commitment fee equal to 1% of the maximum available borrowings. The DIP facility will be secured by all assets of the Company.

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

At this time, it is not possible to predict the outcome of the Chapter 11 cases or their effect on the Company's business. If it is determined that the liabilities subject to compromise in the Chapter 11 cases exceed the fair value of the assets, unsecured claims may be satisfied at less than 100% of their face value and the equity interests of the Company's shareholders will have no value. The Company's liquidity, capital resources, results of operations and ability to continue as a going concern are subject to known and unknown risks and uncertainties, including those set forth above under "Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995."

Consolidated Results of Operations

The following table sets forth certain unaudited consolidated financial data for the periods indicated (dollars in millions) and such results as a percentage of revenue.

                                                   Three months ended September 30,
                                                        2000              1999
                                                        -----             -----
  Revenue                                         $  61.1   100.0%   $ 68.6   100.0%
  Gross profit                                       10.4    17.0      15.2    22.2
  Selling, general and administrative expenses       12.3    20.1      14.1    20.6
  Operating income (loss) (1)                        (4.9)   (8.0)      1.1     1.6
  Interest and other expense                          2.2     3.6       6.4     9.3
  Reorganization costs                                7.6    12.4       0.0     0.0
  Net loss                                         $(14.7)  (24.1%)   $(6.6)   (9.6%)

(1) In the three month period ended September 30, 2000, the Company incurred an impairment loss of approximately $3.0 million. See further discussion in note 4 to the condensed consolidated financial statements.

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

Revenue. Revenue decreased 10.9% from $68.6 million for the three months ended September 30, 1999 to $61.1 million for the three months ended September 30, 2000. This decrease is primarily due to an overall weakening of the general commercial printing market, customer concerns over the uncertainty of the Company's financial situation and closure of the Company's Technigrafiks division in Houston, Texas.

Gross Profit. Gross profit decreased from $15.2 million for the three months ended September 30, 1999 to $10.4 million for the three months ended September 30, 2000. As a percentage of sales, gross profit decreased from 22.2% for the three months ended September 30, 1999 to 17.0% for the three months ended September 30, 2000. The Company believes that an overall weakening of the general commercial printing market and customer concerns over the uncertainty of the Company's financial situation has resulted in downward pricing pressure on the Company. A key component of the gross profit calculation is an interim line item referred to as "value added," which is defined as sales less the direct cost of sales (i.e., paper, ink and outside services). Other manufacturing costs such as labor, utilities, supplies, and repairs are deducted from value added to arrive at gross profit. Value added for the three months ended September 30, 1999 was approximately 59% of sales compared to approximately 57% of sales for the three months ended September 30, 2000. Also impacting gross profit in the third quarter of 2000 are the reduction in sales discussed above and an inability to reduce fixed costs accordingly and the lease expense associated with the Company's Heidelberg press program that began in late 1999.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased from $14.0 million for three months ended September 30, 1999 to $12.2 million for the three months ended September 30, 2000. This reduction was primarily due to lower salary costs in the third quarter of 2000 as well as the elimination of goodwill amortization in the third quarter of 2000 due to the Company's asset impairment charges.

Impairment loss. As a result of its periodic review of operations for impairment of assets, management has determined that events that occurred during the three month period ended September 30, 2000 will permanently affect the Company's future cash flow expectations. Accordingly, the Company has recorded a loss related to the impairment of certain long-lived assets totaling $3.0 million. See note 4 to the condensed consolidated financial statements.

Interest and other expense. Interest and other recurring expenses decreased from $6.4 million for the three months ended September 30, 1999 to $2.2 million for the three months ended September 30, 2000. In conjunction with the Company's bankruptcy filing on July 7, 2000, the Company ceased accruing interest on Senior Notes and seller notes as of that date.

Reorganization costs. Reorganization costs of $7.6 million are primarily fees paid and/or accrued for various professional services, amounts accrued or paid under a retention and incentive bonus plan in connection with the filing of the Company's Chapter 11 cases and an adjustment to debt discount related to the Senior Notes and a seller note. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -Overview."

                                                   Nine months ended September 30,
                                                        2000              1999
                                                        -----             -----
  Revenue                                          $198.5   100.0%   $190.2   100.0%
  Gross profit                                       35.2    17.7      44.6    23.4
  Selling, general and administrative expenses       41.1    20.7      37.5    19.7
  Operating income (loss) (1)                       (40.4)  (20.4)      7.1     3.7
  Interest and other expense                         15.6     7.9      16.3     8.6
  Reorganization costs                               10.4     5.2       0.0     0.0
  Net loss                                         $(66.4)  (33.5%)   $(9.2)   (4.8%)

(1) In the nine month period ended September 30, 2000, the Company incurred an impairment loss of approximately $34.5 million. See further discussion in note 4 to the condensed consolidated financial statements.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

Revenue. Revenue increased 4.4% from $190.2 million for the nine months ended September 30, 1999 to $198.5 million for the nine months ended September 30, 2000. This growth was primarily due to the Company's five acquisitions during the first half of 1999. On a same store basis, revenues decreased 2.8% for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999. This decrease is primarily due to an overall weakening of the general commercial printing market, customer concerns over the uncertainty of the Company's financial situation and closure of the Company's Technigrafiks division in Houston, Texas.

Gross profit. Gross profit decreased from $44.6 million for the nine months ended September 30, 1999 to $35.2 million for the nine months ended September 30, 2000. Gross profit as a percentage of sales decreased to 17.7% for the nine months ended September 30, 2000 from 23.4% in the corresponding period of the prior year. A key component of the gross profit calculation is an interim line item referred to as "value added," which is defined as sales less the direct cost of sales (i.e., paper, ink and outside services). Other manufacturing costs such as labor, utilities, supplies, and repairs are deducted from value added to arrive at gross profit. Value added for the nine months ended September 30, 1999 was approximately 61% of sales compared to approximately 57% of sales for the nine months ended September 30, 2000. Also impacting gross profit in the year 2000 is the lease expense associated with the Company's Heidelberg press program that began in late 1999.

Selling, general and administrative expenses. Selling, general and administrative expenses increased from $37.5 million for the nine months ended September 30, 1999 to $41.1 million for the nine months ended September 30, 2000. This increase was primarily due to the Company's five acquisitions during the first half of 1999.

Impairment loss. As a result of its periodic review of operations for impairment of assets, management has determined that events that occurred during the nine month period ended September 30, 2000 will permanently affect the Company's future cash flow expectations. Accordingly, the Company has recorded a loss related to the impairment of certain long-lived assets totaling $34.5 million. See note 4 to the condensed consolidated financial statements.

Interest and other expense. Interest and other expense decreased from $16.3 million for the nine months ended September 30, 1999 to $15.6 million for the nine months ended September 30, 2000. The Company's senior secured debt facility has a variable rate component which has risen along with interest rates in general. On April 3, 2000, the Company's senior secured lenders instituted the default rate provisions of the credit facility, which increased interest rates an additional 200 basis points (2%). On April 19, 2000, the senior lending group notified the Company of their intent to retroactively apply the default interest rate provisions of the credit facility from May 15, 1999. This retroactive application was accrued into the Company's first quarter 2000 financial results. In conjunction with the Company's bankruptcy filing on July 7, 2000, the Company ceased accruing interest on Senior Notes and seller notes as of that date.

Reorganization costs. Reorganization costs of $10.4 million are primarily fees paid and/or accrued for professional services, amounts accrued or paid under a retention and incentive bonus plan in connection with the filing of the Company's Chapter 11 cases and an adjustment to debt discount related to the Senior Notes and a seller note. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview."

Liquidity and Capital Resources

The Company's primary cash requirements have been for debt service, capital expenditures, acquisitions and working capital. Historically, the Company has financed its operations and equipment purchases with cash flow from operations, capital leases and secured loans through commercial banks or other institutional lenders, credit lines from commercial banks and the Senior Notes. The Company has financed its acquisitions primarily with funds under credit facilities as well as subordinated notes payable to a number of former owners of the acquired companies.

The Company's largest source of capital for acquisitions has been debt financing including the $130 million of 11.5% Senior Notes due 2005 as well as the senior credit facility which originally closed in September 1997 and which has been revised from time to time, most recently being revised in March 1999.

On July 7, 2000, Master Graphics and Premier Graphics filed the Chapter 11 cases, which will affect the Company's liquidity and capital resources. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview."

The Company expects to enter into a $12 million, fully committed super-priority debtor-in-possession credit facility (the "DIP Facility") with its prepetition senior secured lenders. The Bankruptcy Court granted interim approval of the DIP Facility on August 3, 2000 and the Company expects final approval to be granted on November 21, 2000. The DIP Facility matures upon the earlier of (1) January 6, 2001, or, if all elements of an Asset Disposition Program are approved and implemented, January 31, 2001; or (2) the date upon which a plan of reorganization for the Debtors becomes effective. The DIP facility will be a non-amortizing revolving credit facility in a principal amount of up to $12 million, of which (A) up to $4.5 million will be available to the Company upon closing to fund weekly cash requirements and (B) the entire $12 million will be available to the Company immediately following the date on which the Company (i) acknowledges the secured claim of one of the pre-petition senior secured lenders in the principal amount of $2.2 million under a warrant put note and (ii) agrees to the terms on which that warrant put note will be refinanced as part of a plan of reorganization. Borrowings under the DIP Facility will be limited based on a borrowing base formula, which considers eligible inventories and eligible receivables. The DIP Facility will bear interest at a base rate plus 1.5% per annum (11.0% at November 14, 2000). The Company will be required to pay an unused commitment fee of 0.5% per annum of the daily average unused portion of the DIP Facility. The DIP Facility lenders will receive a commitment fee equal to 1% of the maximum available borrowings. The DIP facility will be secured by all assets of the Company.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk at September 30, 2000 was generally limited to interest rate risk related to indebtedness under our senior secured credit facility, which bears interest based on the Base Rate plus 0.5% for the Revolver and LIBOR plus margin bases ranging from 3.5% for the Term Loan A traunche to 4.0% for the Term Loan B traunche. The Company does not currently deal in any derivative instruments nor is the Company exposed to any currency translation fluctuations. The Company does not have any commodity derivative instruments because paper price fluctuations are passed through to our customers using product pricing.

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

Item 6. Exhibits and Reports on Form 8-K

(A)  EXHIBITS
         3.1*    Charter of Master Graphics, Inc. (Exhibit 3.1)
         3.3*    Bylaws of Master Graphics, Inc. (Exhibit 3.3)
         27.1    Financial Data Schedule (for SEC use only)

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

                                 MASTER GRAPHICS, INC.

                                 By: /s/ Michael B. Bemis
                                    -----------------------------
                                 Michael B. Bemis
                                 Chief Executive Officer

                                 Date: November 14, 2000


                                 By: /s/ P. Melvin Henson, Jr.
                                     -----------------------------
                                 P. Melvin Henson, Jr.
                                 Sr. Vice President - Finance and Administration Chief Accounting Officer

                                 Date: November 14, 2000